Form 10QSB
period 1995-04-30
EAC INDUSTRIES INC
filed 1995-06-20
CIK 30892

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 30, 1995

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from       to
                                                   -------------

 Commission File Number: 1-4338
                         ------


                             EAC INDUSTRIES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                          21-0702336
- ------------------------------              ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                   282 PROSPECT STREET, NEW HAVEN, CT  06511
- --------------------------------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

                                (203) 865-1661
- --------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES   X     NO
           -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                             Outstanding at April 30, 1995
- -------------------------------------      -------------------------------------
Common Stock, par value $.10 per share                 2,319,285 shares

                                   - INDEX -




                                                                         PAGE(S)
                                                                         -------

PART I.  Financial Information:

ITEM 1.  Financial Statements

         Consolidated Condensed Balance Sheets - April 30, 1995 (Unaudited)
         and January 31, 1995                                                 3.

         Consolidated Condensed Statements of Operations (Unaudited) -
         Three Months Ended April 30, 1995 and 1994                           4.

         Consolidated Condensed Statements of Cash Flows (Unaudited) -
         Three Months Ended April 30, 1995 and 1994                           5.

         Notes to Interim Consolidated Condensed Financial Statements
         (Unaudited)                                                          6.


ITEM 2.  Management's Discussion and Analysis or Plan of Operation            8.


PART II. Other Information                                                    9.


SIGNATURES                                                                   10.


                                                                         Page 2.

PART I.  FINANCIAL INFORMATION:

ITEM I.  FINANCIAL STATEMENTS:

                     EAC INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------


                                   - ASSETS -

                                                                            APRIL 30,    January 31,
                                                                              1995          1995
                                                                           -----------   -----------
                                                                            (unaudited)
CURRENT ASSETS:
 Cash                                                                      $   914,656   $   988,507
 Notes and accounts receivable - net of allowance for doubtful accounts
  of $15,980                                                                 1,122,001       816,623
 Inventories                                                                   604,669       518,320
 Prepaid taxes and expenses                                                     70,173        70,430
                                                                           -----------   -----------

TOTAL CURRENT ASSETS                                                         2,711,499     2,393,880
                                                                           -----------   -----------

PROPERTY, PLANT AND EQUIPMENT, NET                                             520,018       499,885
                                                                           -----------   -----------

OTHER ASSETS:
 Costs in excess of net assets acquired - net                                  312,842       317,800
 Restrictive covenant - net                                                     68,750        75,000
 Deferred income taxes                                                         510,000       510,000
 Other assets                                                                   27,500        27,500
                                                                           -----------   -----------
                                                                               919,092       930,300
                                                                           -----------   -----------
                                                                           $ 4,150,609   $ 3,824,065
                                                                           ===========   ===========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
 Short-term debt                                                           $     -        $   150,000
 Accounts payable                                                              497,611        211,378
 Accrued expenses                                                            1,062,859        935,762
 Long-term debt - current portion                                                4,874          4,349
 Deferred income                                                                75,266         41,238
 Income taxes payable                                                            -                500
                                                                            ----------    -----------
TOTAL CURRENT LIABILITIES                                                    1,640,610      1,343,227
                                                                            ----------    -----------
LONG-TERM DEBT - NET OF CURRENT PORTION                                        490,668        492,168
                                                                            ----------    -----------
DEFERRED INCOME                                                                 56,450        137,968
                                                                            ----------    -----------
COMMITMENTS AND CONTINGENCIES  (NOTE 4)

SHAREHOLDERS' EQUITY (DEFICIT):
 Common stock, $.10 par value; 20,000,000 shares
  authorized,
  2,319,285 shares issued                                                      231,929        231,929
 Capital in excess of par value                                             10,504,380     10,504,380
 Accumulated deficit                                                        (8,722,828)    (8,835,007)
                                                                            ----------    -----------
                                                                             2,013,481      1,901,302
Less:  Common stock in treasury, 7,598 shares at cost                          (50,600)       (50,600)
                                                                            ----------    -----------
                                                                             1,962,881      1,850,702
                                                                            ----------    -----------
                                                                           $ 4,150,609    $ 3,824,065
                                                                           ===========    ===========

 The accompanying notes are an integral part of these consolidated statements.

                                                                         Page 3.

                     EAC INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)


                                                                  For The Three Months
                                                                     Ended April 30,
                                                                 -----------------------
                                                                    1995         1994
                                                                 ----------   ----------
NET SALES                                                        $1,914,475   $1,459,457
                                                                 ----------   ----------

COST AND EXPENSES:
 Cost of products sold                                            1,316,205      955,660
 Selling, general and administrative expenses                       555,320      394,671
                                                                 ----------   ----------
TOTAL COST AND EXPENSES                                           1,871,525    1,350,331
                                                                 ----------   ----------

OPERATING EARNINGS                                                   42,950      109,126
                                                                 ----------   ----------

OTHER INCOME (EXPENSES):
 Interest expense                                                    (6,304)           -
 Interest and other income                                           76,666       16,505
                                                                 ----------   ----------
                                                                     70,362       16,505
                                                                 ----------   ----------
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME
 TAXES                                                              113,312      125,631
  Income taxes, net of operating loss carryforwards                   1,133       18,000
                                                                 ----------   ----------

INCOME FROM CONTINUING OPERATIONS                                   112,179      107,631

 Gain from discontinued operations - net of income tax effect             -       38,314
                                                                 ----------   ----------

NET INCOME                                                       $  112,179   $  145,945
                                                                 ==========   ==========

INCOME PER SHARE  (NOTE 2):
 Continuing operations                                           $      .05   $      .04
 Discontinued operations                                                  -          .02
                                                                 ----------   ----------
                                                                 $      .05   $      .06
                                                                 ==========   ==========

 The accompanying notes are an integral part of these consolidated statements.

                                                                         Page 4.

                     EAC INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)


                                                                            For The Three Months
                                                                               Ended April 30,
                                                                           ----------------------
                                                                             1995          1994
                                                                           ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                $ 112,179    $  145,945
 Adjustments to reconcile net income to cash provided from (used by)
  operating activities:
Depreciation and amortization                                                 28,751        21,358
Amortization of deferred rental income                                       (47,490)      (10,310)
Gain on disposal of fixed assets                                             (19,656)            -
Net income from discontinued subsidiaries                                          -       (38,314)
 Change in assets and liabilities:
  (Increase) in accounts and notes receivable                               (305,378)     (294,088)
  (Increase) in inventories                                                  (86,349)      (70,886)
  Decrease in prepaid expenses                                                   257        11,515
  Increase (decrease) in accounts payable, accrued expenses and accrued
income taxes                                                                 412,830      (124,819)
  Increase in other, net                                                           -        25,000
                                                                           ---------    ----------
NET CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES                         95,144      (334,599)
                                                                           ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of fixed assets                                           47,112             -
 Capital expenditures                                                        (65,132)            -
                                                                           ---------    ----------
NET CASH (USED BY) INVESTING ACTIVITIES                                      (18,020)            -
                                                                           ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in short-term debt                                            (150,000)            -
 Payments of long-term debt                                                     (975)            -
                                                                           ---------    ----------
NET CASH (USED BY) FINANCING ACTIVITIES                                     (150,975)            -
                                                                           ---------    ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (73,851)     (334,599)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                              988,507     1,024,232
                                                                           ---------    ----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                $ 914,656    $  689,633
                                                                           =========    ==========

 The accompanying notes are an integral part of these consolidated statements.

                                                                         Page 5.

                     EAC INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          ------------------------------------------------------------
                                  (UNAUDITED)



NOTE   1  -  BASIS OF PRESENTATION:

             In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of EAC Industries, Inc. (the "Company") and its subsidiaries contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of April 30, 1995 and the results of its operations and cash flows for the three month periods ended April 30, 1995 and 1994.

             The accounting policies followed by the Company are set forth in
             Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended January 31, 1995, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.

             The results of operations for the three month period ended April 30, 1995 are not necessarily indicative of the results to be expected for the full year.


NOTE   2  -  EARNINGS (LOSS) PER SHARE:

             Earnings (loss) per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented.


NOTE   3  -  ACQUISITION:

             On December 12, 1994, the Company through a newly formed subsidiary, FPP Acquisition Corp. ("Flexible") acquired certain of the assets of Flexible Printed Products, Inc. The cost of this acquisition, $340,000, exceeded the fair market value of the assets acquired by $140,000 which amount was assigned to goodwill and is being amortized on a straight line basis over 15 years. In connection with this acquisition, the Company also entered into an employment agreement with the President of Flexible which includes a non-compete agreement during the period of employment. Pursuant to such agreement, the Company paid $75,000 which amount is being amortized on a straight line basis over three years. The acquisition was accounted for using the purchase method of accounting.

             The Company's consolidated statements of operations include the revenues and expenses of Flexible for the three month period ended April 30, 1995. The following pro forma results for the Company were developed assuming the acquisition had occurred at the beginning of the earliest period presented (February 1, 1994).

                                        Three Months Ended
                                          April 30, 1994
                                        -------------------
                                            (unaudited)

                  Net sales                 $1,768,274
                  Net earnings                 228,165
                  Earnings per share        $      .10

             This unaudited pro forma sales and earnings information is not necessarily indicative of the combined results that would have occurred had the acquisition actually taken place on February 1,1994, nor are they necessarily indicative of the results that may occur in the future.

                                                                         Page 6.

                     EAC INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          ------------------------------------------------------------
                                  (UNAUDITED)



NOTE   4  -  CONTINGENCY:

             Goodren has withdrawn from participating in the District 65 Union Pension Plan (the "Plan"). The withdrawal has resulted in the assessment of withdrawal liability owed to the Plan by Goodren. The exact amount of the withdrawal liability is unknown at this time, however, in February 1994, the Plan, based on a 1993 plan year valuation, estimated the potential withdrawal liability to be approximately $480,000. Accordingly, the Company has accrued the $480,000 liability which counsel to the Company believes would be payable over a period of approximately 22 years beginning approximately one year from the withdrawal date. The Company has reflected this liability as long-term debt.

             Additionally, Goodren is potentially liable for its proportionate share (approximately $138,000) of the shortfall between the District 65 Union Pension Plan's contributions and the federal minimum funding standards which the Plan's actuary estimates to be an aggregate of $34 million. Goodren is also potentially liable to the Internal Revenue Service ("IRS") for excise taxes under paragraph 4971 of the Internal Revenue Code. The Plan is requesting a waiver from the IRS for both the shortfall and the excise taxes. It will be several months before the IRS will issue its decision. If a waiver is denied, Goodren must pay its proportionate share of the shortfall, and possibly a 5% excise tax on the amount of the deficiency for each plan year in violation. To the extent the deficiencies are not timely corrected, the excise tax becomes 100% of the accumulated funding deficiency. The Company believes that any such liability will be satisfied through legal remedies against the plan as well as the Plan's insurance coverage and therefore has not provided for this potential liability.

                                                                         Page 7.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:


RESULTS OF OPERATIONS:

Sales for the three month period ended April 30, 1995 were $1,914,000 as compared to $1,459,000 for the comparable period of the prior year, reflecting an increase of $455,000 or 31%. Management attributes this increase to the sales of its' new Flexible subsidiary and to increases in sales to existing customers.

Cost of sales for the three month period ended April 30, 1995 were $1,316,000 (69% of sales) as compared to $956,000 (66% of sales) for the comparable period of the prior year. This increase in cost of sales as a percent of sales for the current three month period is due to the loss of higher gross profit margin sales to one significant customer and to the Company having to be more competitive in its marketplace.

Selling, general and administrative expenses increased from $395,000 (27% of sales) for the three month period ended April 30, 1994 to $555,000 (29% of sales) for the three month period ended April 30, 1995, an increase of $160,000 or 40%. The primary reason for the increase was the operating costs of the Company's new Flexible subsidiary which had not yet been acquired in the prior period.

Net income for the three month period ended April 30, 1995 was $112,000 or $.05 per share as compared to $146,000 or $.06 per share for the comparable period of the prior year. The Company reflected higher net income for the period ended April 30, 1994 as a result of the recognition of a gain from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES:

At April 30, 1995, the Company's working capital was $1,070,000 compared to a working capital of $1,051,000 at its year ended January 31, 1995. Cash amounted to $915,000 at April 30, 1995 compared to $989,000 at January 31, 1995.

The Company has no material capital commitments at the present time and none are contemplated.

Management of the Company believes that its present resources and the resources it hopes to generate from future profitable operations, will be sufficient for at least the ensuing twelve month period.

                                                                         Page 8.

                          PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports

        (a)  Exhibits:

             (11) Computation of Earnings per Common Share See Exhibit 11

                                                                         Page 9.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              EAC INDUSTRIES, INC.
                              --------------------
                              Registrant




                              /s/ Peter B. Fritzsche
                              --------------------------------------
Date: June 12, 1995           Peter B. Fritzsche
                              Chief Executive Officer and Principal
                              Accounting Officer

                                                                        Page 10.