Form 10QSB
period 1995-07-31
EAC INDUSTRIES INC
filed 1995-09-12
CIK 30892

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1995

                                       OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from           to
                                              ---------------------

  Commission File Number: 1-4338


                             EAC INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                     21-0702336
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                   282 PROSPECT STREET, NEW HAVEN, CT  06511
--------------------------------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

                                (203) 865-1661
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES  X     NO
                   ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                               Outstanding at July 31, 1995
---------------------------------------          -------------------------------
Common Stock, par value $.10 per share                    2,311,687 shares

                                   - INDEX -




                                                                                             PAGE(S)
                                                                                             -------
PART I.  Financial Information:

ITEM 1.  Financial Statements

         Consolidated Condensed Balance Sheets - July 31, 1995 (Unaudited)
         and January 31, 1995                                                                     3.

         Consolidated Condensed Statements of Operations (Unaudited) -
         Six and Three Months Ended July 31, 1995 and 1994                                        4.

         Consolidated Condensed Statements of Cash Flows (Unaudited) -
         Six Months Ended July 31, 1995 and 1994                                                  5.

         Notes to Interim Consolidated Condensed Financial Statements (Unaudited)                 6.


ITEM 2.  Management's Discussion and Analysis or Plan of Operation                                8.


PART II. Other Information                                                                        9.


SIGNATURES                                                                                       10.





                                                                         Page 2.

PART I.  FINANCIAL INFORMATION:

ITEM I.  FINANCIAL STATEMENTS:

                     EAC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                   - ASSETS -

                                                                                         JULY 31,        January 31,
                                                                                          1995              1995
                                                                                       ------------     -------------
                                                                                        (UNAUDITED)
CURRENT ASSETS:
   Cash                                                                                $   678,538      $   988,507
   Notes and accounts receivable - net of allowance for doubtful accounts
   of $15,980                                                                            1,512,340          816,623
   Inventories                                                                             411,016          518,320
   Prepaid taxes and expenses                                                              105,718           70,430
                                                                                       -----------      -----------

TOTAL CURRENT ASSETS                                                                     2,707,612        2,393,880
                                                                                       -----------      -----------

PROPERTY, PLANT AND EQUIPMENT, NET                                                         559,262          499,885
                                                                                       -----------      -----------

OTHER ASSETS:
   Costs in excess of net assets acquired - net                                            308,584          317,800
   Restrictive covenant - net                                                               62,500           75,000
   Deferred income taxes                                                                   510,000          510,000
   Other assets                                                                             27,500           27,500
                                                                                       -----------      -----------
                                                                                           908,584          930,300
                                                                                       -----------      -----------

                                                                                       $ 4,175,458      $ 3,824,065
                                                                                       ===========      ===========

                                              - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
   Short-term debt - bank                                                              $   200,000      $   150,000
   Accounts payable and accrued expenses                                                 1,285,191        1,147,140
   Long-term debt - current portion                                                          4,885            4,349
   Deferred income                                                                          75,264           41,238
   Income taxes payable                                                                     19,029              500
                                                                                       -----------      -----------

TOTAL CURRENT LIABILITIES                                                                1,584,369        1,343,227
                                                                                       -----------      -----------

LONG-TERM DEBT - NET OF CURRENT PORTION                                                    489,668          492,168
                                                                                       -----------      -----------

DEFERRED INCOME                                                                             37,636          137,968
                                                                                       -----------      -----------

COMMITMENTS AND CONTINGENCIES  (NOTE 4)

SHAREHOLDERS' EQUITY:
   Common stock, $.10 par value; 20,000,000 shares authorized,
   2,319,285 shares issued                                                                 231,929          231,929
   Capital in excess of par value                                                       10,504,380       10,504,380
   Accumulated deficit                                                                  (8,621,924)      (8,835,007)
                                                                                       -----------      -----------
                                                                                         2,114,385        1,901,302
   Less: Common stock in treasury, 7,598 shares at cost                                    (50,600)         (50,600)
                                                                                       -----------      -----------
                                                                                         2,063,785        1,850,702
                                                                                       -----------      -----------
                                                                                       $ 4,175,458      $ 3,824,065
                                                                                       ===========      ===========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                                                                         Page 3.

                     EAC INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                              For the Six Months             For The Three Months
                                                                Ended July 31,                  Ended July 31,
                                                          -------------------------       --------------------------
                                                             1995           1994             1995            1994
                                                          ----------     ----------       ----------      ----------
NET SALES                                                 $4,366,655     $3,245,691       $2,452,180      $1,786,234
                                                          ----------     ----------       ----------      ----------

COSTS AND EXPENSES:
   Cost of products sold                                   3,053,835      2,156,233        1,737,630       1,200,573
   Selling, general and administrative expenses            1,169,237        907,294          613,917         512,623
                                                          ----------     ----------       ----------      ----------
TOTAL COSTS AND EXPENSES                                   4,223,072      3,063,527        2,351,547       1,713,196
                                                          ----------     ----------       ----------      ----------

OPERATING EARNINGS                                           143,583        182,164          100,633          73,038
                                                          ----------     ----------       ----------      ----------

OTHER INCOME (EXPENSES):
   Interest expense                                          (11,408)        -                (5,104)         -
   Interest and other income                                  99,437         33,604           22,771          17,099
                                                          ----------     ----------       ----------      ----------
                                                              88,029         33,604           17,667          17,099
                                                          ----------     ----------       ----------      ----------

EARNINGS FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                            231,612        215,768          118,300          90,137
   Income taxes, net of operating
   loss carryforwards                                         18,529         22,000           17,396           4,000
                                                          ----------     ----------       ----------      ----------

INCOME FROM CONTINUING OPERATIONS                            213,083        193,768          100,904          86,137

   Gain from discontinued operations - net
   of income tax effect                                       -              76,314           -               38,000
                                                          ----------     ----------       ----------      ----------

NET INCOME                                                $  213,083     $  270,082       $  100,904      $  124,137
                                                          ==========     ==========       ==========      ==========

INCOME PER SHARE  (NOTE 2):
   Continuing operations                                  $      .09     $      .08       $      .04      $      .04
   Discontinued operations                                      -               .04             -                .01
                                                          ----------     ----------       ----------      ----------
                                                          $      .09     $      .12       $      .04      $      .05
                                                          ==========     ==========       ==========      ==========





  The accompanying notes are an integral part of these consolidated condensed financial statements.





                                                                         Page 4.

                     EAC INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                For The Six Months
                                                                                                  Ended July 31,
                                                                                            --------------------------
                                                                                               1995             1994
                                                                                            ---------       ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                               $ 213,083       $  270,082
   Adjustments to reconcile net income to cash provided from (used by)
   operating activities:
   Depreciation and amortization                                                               64,111           43,352
   Amortization of deferred rental income                                                     (66,306)         (20,620)
   Gain on disposal of fixed assets                                                           (21,277)          -
   Net income from discontinued subsidiaries                                                   -               (76,314)
   Change in assets and liabilities:
   (Increase) in accounts and notes receivable                                               (695,717)        (160,404)
   Decrease in inventories                                                                    107,304            9,901
   (Increase) in prepaid expenses                                                             (35,288)          (7,404)
   Increase (decrease) in accounts payable, accrued expenses and accrued
   income taxes                                                                               156,580          (52,140)
   Increase in other, net                                                                      -                 8,500
                                                                                            ---------       ----------
      NET CASH PROVIDED FROM (USED BY) OPERATING ACTIVITIES                                  (277,510)          14,953
                                                                                            ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets                                                          47,112           -
   Capital expenditures                                                                      (127,607)         (21,150)
                                                                                            ---------       ----------
      NET CASH (USED BY) INVESTING ACTIVITIES                                                 (80,495)         (21,150)
                                                                                            ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in short-term debt                                                             50,000           -
   Payments of long-term debt                                                                  (1,964)          -
                                                                                            ---------       ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                                48,036           -
                                                                                            ---------       ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (309,969)          (6,197)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                               988,507        1,024,232
                                                                                            ---------       ----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                 $ 678,538       $1,018,035
                                                                                            =========       ==========


  The accompanying notes are an integral part of these consolidated condensed financial statements.




                                                                         Page 5.

                     EAC INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE  1 - BASIS OF PRESENTATION:

          In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of EAC Industries, Inc. (the "Company") and its subsidiaries contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of July 31, 1995 and the results of its operations for the six and three month periods ended July 31, 1995 and 1994, and cash flows for the six month periods ended July 31, 1995 and 1994.

          The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended January 31, 1995, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.

          The results of operations for the six and three month periods ended July 31, 1995 are not necessarily indicative of the results to be expected for the full year.


NOTE  2 - EARNINGS (LOSS) PER SHARE:

          Earnings (loss) per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented.


NOTE  3 - ACQUISITION:

          On December 12, 1994, the Company, through a newly formed subsidiary, FPP Acquisition Corp. ("Flexible"), acquired certain of the assets of Flexible Printed Products, Inc. The cost of this acquisition, $340,000, exceeded the fair market value of the assets acquired by $140,000 which amount was assigned to goodwill and is being amortized on a straight line basis over 15 years. In connection with this acquisition, the Company also entered into an employment agreement with the President of Flexible which includes a non-compete agreement during the period of employment. Pursuant to such agreement, the Company paid $75,000 which amount is being amortized on a straight line basis over three years. The acquisition was accounted for using the purchase method of accounting.





                                                                         Page 6.

                     EAC INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)




NOTE  3 - ACQUISITION  (CONTINUED):

          The Company's consolidated statements of operations include the revenues and expenses of Flexible for the six and three month period ended July 31, 1995. The following pro forma results for the Company were developed assuming the acquisition had occurred at the beginning of the earliest period presented (February 1, 1994).

                                                         Six Months Ended           Three Months Ended
                                                          July 31, 1994               July 31, 1994
                                                         ----------------           ------------------
                                                           (unaudited)                  (unaudited)
          Net sales                                         $3,855,314                   $2,087,040
          Net earnings                                         403,440                      175,275
          Earnings per share                                $      .17                   $      .08


          This unaudited pro forma sales and earnings information is not necessarily indicative of the combined results that would have occurred had the acquisition actually taken place on February 1,1994, nor are they necessarily indicative of the results that may occur in the future.


NOTE  4 - CONTINGENCY:

          Goodren has withdrawn from participating in the District 65 Union Pension Plan (the "Plan"). The withdrawal has resulted in the assessment of a withdrawal liability owed to the Plan by Goodren.
          The exact amount of the withdrawal liability is unknown at this time, however, in February 1994, the Plan, based on a 1993 plan year valuation, estimated the potential withdrawal liability to be approximately $480,000. Accordingly, the Company has accrued the $480,000 liability which counsel to the Company believes would be payable over a period of approximately 22 years beginning approximately one year from the withdrawal date. The Company has reflected this liability as long-term debt.

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




                                                                         Page 7.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

RESULTS OF OPERATIONS:

Sales for the three months ended July 31, 1995 as compared to the three months ended July 31, 1994 increased to $2,452,000 from $1,786,000, an increase of $666,000 or 37.3%. For the six months ended July 31, 1995 as compared to July 31, 1994, sales increased by $1,121,000 or 34.5% to $4,367,000 from $3,246,000.
Management attributes these increases primarily to its' new subsidiary, Flexible, which generated net sales of $693,000 for the six months ended July 31, 1995. This subsidiary was not part of the consolidated group for the prior year. The balance of the increases were due to increased sales to existing customers.

For the three and six month periods ended July 31, 1995, the Company generated gross profits of 29.1% and 30.1%, respectively. For the comparative periods of the prior year, the gross profit percentages were 32.8% and 33.6%, respectively. Management attributes the decrease in overall gross margins to the loss of higher gross margin sales to one significant customer of Goodren and to the Company having to be more competitive in its marketplace. It should be noted that the Company's new Flexible subsidiary reflected a gross profit of approximately 40% on its sales of $693,000 for the six month period ended July 31, 1995, which helped reduce the overall decline in gross profit. Without Flexible the Company's gross margin was 28.2% as compared to the 30.1% mentioned above, for the six months ended July 31, 1995.

Selling, general and administrative costs were $614,000 and $1,169,000 for the three and six months ended July 31, 1995 as compared to $513,000 and $907,000 for the comparable periods of the prior year. The increases in costs when comparing the three and six month periods were $101,000 and $262,000, respectively. The primary reason for the increase in operating costs was the overhead of the new Flexible subsidiary which had not yet been acquired in the prior period. Flexible's selling, general and administrative expenses for the six months ended July 31, 1995 aggregated approximately $164,000.

Income from continuing operations increased from $86,000 to $101,000 when comparing the three months ended July 31, 1994 and 1995, respectively. Income from continuing operations increased from $194,000 to $213,000 when comparing the six months ended July 31, 1994 and 1995, respectively. These increases were a direct result of the increases in sales, net of the reduced gross profits and increases in overhead, mentioned above.

Net income for the three months ended July 31, 1995 as compared to July 31, 1994 was $101,000 ($.04 per share) and $124,000 ($.05 per share), respectively. For the six months ended July 31, 1995 as compared to the six months ended July 31, 1994, net income was $213,000 ($.09 per share) and $270,000 ($.12 per share), respectively. The decreases in net income and income per share were due to the fact that the 1994 periods benefitted from a gain from discontinued operations. This gain aggregated $38,000 and $76,314 for the three and six months ended July 31, 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

At July 31, 1995 the Company had working capital of $1,123,000, cash of $678,000, a current ratio of 1.7:1 and a debt to net worth ratio of 1.02:1. At its year ended January 31, 1995, working capital was $1,051,000, cash was $989,000 and there was a debt to net worth ratio of 1.07:1.

The Company has no additional material capital commitments at the present time and none are contemplated.

Management of the Company believes that its present resources and the resources it hopes to generate from operations, will be sufficient for at least the ensuing twelve month period.


                                                                         Page 8.

                          PART II.  OTHER INFORMATION


Item 1.      Legal Proceedings:

             None

Item 2.      Changes in Securities:

             None

Item 3.      Defaults upon Senior Securities:

             None

Item 4.      Submission of Matters to a Vote of Security Holders:

             (a) The Registrant held its Annual Meeting of Stockholders on August 2, 1995.

             (b) Four directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 1996. The names of these Directors and votes cast in favor of their election and votes withheld are as follows:

                  Names                               Yes            No
                                                   --------        -----
                  Peter B. Fritzsche               2,005,430       40,141
                  John B. Millet, Jr.              2,011,693       33,878
                  E. Donald McKenzie, Jr.          2,011,693       33,878
                  P. Bartley Fritzsche             1,999,878       45,693

             (c) In addition to the election of Directors, the stockholders ratified the adoption of the Company's 1995 Stock Option Plan. The voting summary is as follows:

                                                     Yes             No               Abstain
                                                   --------        ------            ---------
                                                   1,224,435       106,982           32,794

Item 5.      Other Information:

             None

Item 6.      Exhibits and Reports:

             (a)  Exhibits:

                  (11) Computation of Earnings per Common Share - See Exhibit 11

                  (27) Financial Data Schedule





                                                                         Page 9.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          EAC INDUSTRIES, INC.
                                          Registrant




                                          /s/ Peter B. Fritzsche
                                          --------------------------------------
Date:  September 11, 1995                 Peter B. Fritzsche
                                          Chief Executive Officer and Principal
                                          Accounting Officer





                                                                        Page 10.

                                   EXHIBIT INDEX


Exhibit No.                         Description
----------                          -----------

EX-11                               Computation of Earnings per Common Share

EX-27                               Financial Data Schedule