Form 10QSB
period 1995-10-31
EAC INDUSTRIES INC
filed 1995-12-15
CIK 30892

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                 FORM 10-QSB

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended October 31, 1995

                                     OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to _________

 Commission File Number: 1-4338
                        -------

                            EAC INDUSTRIES, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


         New York                                        21-0702336
----------------------------------         ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                  282 PROSPECT STREET, NEW HAVEN, CT       06511
--------------------------------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

                               (203) 865-1661
--------------------------------------------------------------------------------
              (Issuer's telephone number, including area code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES  X     NO
                   ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                               Outstanding at October 31, 1995
--------------------------------------             -------------------------------
Common Stock, par value $.10 per share                      2,311,687 shares

                                   - INDEX -

                                                                                                               PAGE(S)
                                                                                                               -------

PART I.       Financial Information:

ITEM 1.       Financial Statements

              Consolidated Condensed Balance Sheets - October 31, 1995 (Unaudited)
              and January 31, 1995                                                                                3.

              Consolidated Condensed Statements of Operations (Unaudited) -
              Nine and Three Months Ended October 31, 1995 and 1994                                               4.

              Consolidated Condensed Statements of Cash Flows (Unaudited) -
              Nine Months Ended October 31, 1995 and 1994                                                         5.

              Notes to Interim Consolidated Condensed Financial Statements (Unaudited)                            6.


ITEM 2.       Management's Discussion and Analysis or Plan of Operation                                           8.


PART II.      Other Information                                                                                  10.


SIGNATURES                                                                                                       11.

EXHIBITS.     Exhibit 11 - Earnings Per Share                                                                    12.

              Exhibit 27 - Financial Data Schedule                                                               13.





                                                                         Page 2.

PART I. FINANCIAL INFORMATION:

ITEM I. FINANCIAL STATEMENTS:

                    EAC INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                  - ASSETS -

                                                                                              OCTOBER 31,      January 31,
                                                                                                1995              1995
                                                                                             -----------       -----------
                                                                                             (UNAUDITED)
CURRENT ASSETS:
 Cash                                                                                       $    722,661      $    988,507
 Notes and accounts receivable - net of allowance for doubtful accounts
   of $15,980                                                                                    958,332           816,623
 Inventories                                                                                     400,143           518,320
 Prepaid taxes and expenses                                                                      119,996            70,430
                                                                                            ------------      ------------

TOTAL CURRENT ASSETS                                                                           2,201,132         2,393,880
                                                                                            ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                               565,954           499,885
                                                                                            ------------      ------------

OTHER ASSETS:
 Costs in excess of net assets acquired - net                                                    295,791           317,800
 Restrictive covenant - net                                                                       64,085            75,000
 Deferred income taxes                                                                           510,000           510,000
 Other assets                                                                                     27,500            27,500
                                                                                            ------------      ------------
                                                                                                 897,376           930,300
                                                                                            ------------      ------------

                                                                                            $  3,664,462      $  3,824,065
                                                                                            ============      ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
 Short-term debt - bank                                                                     $       -         $    150,000
 Accounts payable and accrued expenses                                                         1,001,058         1,147,140
 Long-term debt - current portion                                                                  4,626             4,349
 Deferred income                                                                                  75,264            41,238
 Income taxes payable                                                                             18,007               500
                                                                                            ------------      ------------

TOTAL CURRENT LIABILITIES                                                                      1,098,955         1,343,227
                                                                                            ------------      ------------

LONG-TERM DEBT - NET OF CURRENT PORTION (NOTE 4)                                                 488,909           492,168
                                                                                            ------------      ------------

DEFERRED INCOME                                                                                   18,820           137,968
                                                                                            ------------      ------------

COMMITMENTS AND CONTINGENCIES  (NOTES 3 AND 4)

SHAREHOLDERS' EQUITY:
 Common stock, $.10 par value; 20,000,000 shares authorized,
  2,319,285 shares issued                                                                        231,929           231,929
 Capital in excess of par value                                                               10,504,380        10,504,380
 Accumulated deficit                                                                          (8,627,931)       (8,835,007)
                                                                                            ------------      ------------
                                                                                               2,108,378         1,901,302
 Less:  Common stock in treasury, 7,598 shares at cost                                           (50,600)          (50,600)
                                                                                            ------------      ------------
                                                                                               2,057,778         1,850,702
                                                                                            ------------      ------------
                                                                                            $  3,664,462      $  3,824,065
                                                                                            ============      ============

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                                                                         Page 3.

                     EAC INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          For the Nine Months              For The Three Months
                                                           Ended October 31,                 Ended October 31,
                                                      --------------------------        ---------------------------
                                                         1995            1994              1995             1994
                                                      ----------      ----------        ----------       ----------
NET SALES                                             $6,049,980      $4,787,344        $1,683,325       $1,541,653
                                                      ----------      ----------        ----------       ----------

COSTS AND EXPENSES:
 Cost of products sold                                 4,289,699       3,211,361         1,235,864        1,055,128
 Selling, general and administrative expenses          1,646,767       1,419,507           477,530          512,213
                                                      ----------      ----------        ----------       ----------
TOTAL COSTS AND EXPENSES                               5,936,466       4,630,868         1,713,394        1,567,341
                                                      ----------      ----------        ----------       ----------

OPERATING EARNINGS (LOSS)                                113,514         156,476           (30,069)         (25,688)
                                                      ----------      ----------        ----------       ----------

OTHER INCOME (EXPENSES):
 Interest expense                                        (13,860)           -               (2,452)            -
 Interest and other income                               125,428         197,598            25,991          163,994
                                                      ----------      ----------        ----------       ----------
                                                         111,568         197,598            23,539          163,994
                                                      ----------      ----------        ----------       ----------
EARNINGS (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES                          225,082         354,074            (6,530)         138,306
    Income taxes, net of operating
      loss carryforwards                                  18,006          36,000              (523)          14,000
                                                      ----------      ----------        ----------       ----------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS                                              207,076         318,074            (6,007)         124,306

 Gain from discontinued operations - net
   of income tax effect                                     -            109,314              -              33,000
                                                      ----------      ----------        ----------       ----------

NET INCOME (LOSS)                                     $  207,076      $  427,388        $   (6,007)      $  157,306
                                                      ==========      ==========        ==========       ==========

INCOME (LOSS) PER SHARE  (Note 2):
 Continuing operations                                      $.09            $.13              $ -              $.05
 Discontinued operations                                     -               .05                -               .02
                                                            ----            ----              ----             ----
                                                            $.09            $.18              $ -              $.07
                                                            ====            ====              ====             ====





  The accompanying notes are an integral part of these consolidated condensed financial statements.




                                                                         Page 4.

                     EAC INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                     For The Nine Months
                                                                                                      Ended October 31,
                                                                                                ----------------------------
                                                                                                    1995             1994
                                                                                                -----------       ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                     $   207,076       $  427,388
 Adjustments to reconcile net income to cash (used by) provided from operating activities:
      Depreciation and amortization                                                                  87,578           66,593
      Amortization of deferred rental income                                                        (85,122)        (175,930)
      Gain on disposal of fixed assets                                                              (21,277)            -
      Net income from discontinued subsidiaries                                                        -            (109,314)
 Change in assets and liabilities:
    (Increase) in accounts and notes receivable                                                    (141,709)        (134,818)
    Decrease in inventories                                                                         118,177          138,612
    (Increase) in prepaid expenses                                                                  (49,566)         (28,004)
    (Decrease) increase in accounts payable, accrued expenses and accrued
      income taxes                                                                                 (128,575)         110,560
    Increase in other, net                                                                             -              13,000
                                                                                                -----------       ----------
      NET CASH (USED BY) PROVIDED FROM OPERATING ACTIVITIES                                         (13,418)         308,087
                                                                                                -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of fixed assets                                                                  47,112             -
 Capital expenditures                                                                              (146,558)         (45,410)
                                                                                                -----------       ----------
      NET CASH (USED BY) INVESTING ACTIVITIES                                                       (99,446)         (45,410)
                                                                                                -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in short-term debt                                                                   (150,000)            -
 Payments of long-term debt                                                                          (2,982)            -
                                                                                                -----------       ----------
      NET CASH (UTILIZED) BY FINANCING ACTIVITIES                                                  (152,982)            -
                                                                                                -----------       ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                               (265,846)         262,677

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                                     988,507        1,024,232
                                                                                                -----------       ----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                     $   722,661       $1,286,909
                                                                                                ===========       ==========





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

               In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of EAC Industries, Inc. (the "Company") and its subsidiaries contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of October 31, 1995 and the results of its operations for the nine and three month periods ended October 31, 1995 and 1994, and cash flows for the nine month periods ended October 31, 1995 and 1994.

               The accounting policies followed by the Company are set forth in
               Note 2 to the Company's consoli- dated financial statements included in its Annual Report on Form 10-KSB for the year ended January 31, 1995, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.

               The results of operations for the nine and three month periods ended October 31, 1995 are not necessarily indicative of the results to be expected for the full year.


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

               The Company's consolidated statements of operations include the revenues and expenses of Flexible for the nine and three month periods ended October 31, 1995. The following pro forma results for the Company were developed assuming the acquisition had occurred at the beginning of the earliest period presented (February 1, 1994).

                                                  Nine Months Ended           Three Months Ended
                                                  October 31, 1994             October 31, 1994
                                                  -----------------           ------------------
                                                    (unaudited)                  (unaudited)
               Net sales                            $5,748,363                   $1,893,049
               Net earnings                            631,025                      227,585
               Earnings per share                         $.27                         $.10


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




                                                                         Page 7.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

RESULTS OF OPERATIONS:

Consolidated sales for the three months ended October 31, 1995 as compared to the three months ended October 31, 1994 increased to $1,683,325 from $1,541,653, an increase of $141,672 or 9%. For the nine months ended October 31, 1995 as compared to October 31, 1994, sales increased by $1,262,636 or 26% to $6,049,980 from $4,787,344. For the three and nine month periods ended October 31, 1995 Goodren's sales decreased by $225,000 and increased by $203,000, respectively, when compared to the same periods of the prior year. The decrease results from Goodren's general slow-down in business. The Company's new subsidiary, Flexible, generated net sales of $366,000 and $1,059,000 for the three and nine months ended October 31, 1995, respectively. This subsidiary was acquired in November 1994 and was not part of the consolidated group for the prior year.

For the three and nine month periods ended October 31, 1995, the Company generated gross profits of 26.6% and 29.1%, respectively. For the comparative periods of the prior year, the gross profit percentages were 31.6% and 32.9%, respectively. Management attributes the decrease in overall gross margins to higher material costs and to the Company having to be more competitive in its marketplace. It should be noted that the Company's new Flexible subsidiary reflected a gross profit of approximately 40% on its sales of $1,059,000 for the nine month period ended October 31, 1995, which helped reduce the overall decline in gross profit. Without Flexible the Company's gross margin was 26.8% as compared to the 32.9% mentioned above, for the nine months ended October 31, 1995.

Selling, general and administrative costs were $477,530 and $1,646,767 for the three and nine months ended October 31, 1995 as compared to $512,213 and $1,419,507 for the comparable periods of the prior year. The decrease in costs when comparing the three month periods was $34,000 and is reflective of cost cutting measures implemented by Goodren. The primary reason for the increase in operating costs of $227,000 when comparing the nine month periods was the overhead of the new Flexible subsidiary which had not yet been acquired in the prior period. Flexible's selling, general and administrative expenses for the nine months ended October 31, 1995 aggregated approximately $255,000.

For the three months ended October 31, 1995 the Company generated a loss from continuing operations of $6,000 as compared to income of $124,000 generated during the same period of the prior year. Income from continuing operations decreased from $318,000 to $207,000 when comparing the nine months ended October 31, 1994 and 1995, respectively. These decreases for the quarter were a direct result of the decreased sales suffered by Goodren, and higher material costs as discussed earlier.

Net loss for the three months ended October 31, 1995 was $6,007 ($.00 per share) as compared to net income for the three months ended October 31, 1994 of $157,306 ($.07 per share). For the nine months ended October 31, 1995 as compared to the nine months ended October 31, 1994, net income was $207,076 ($.09 per share) and $427,388 ($.18 per share), respectively. The decreases in net income and income per share were due to the fact that the 1994 periods benefitted from a gain from discontinued operations. This gain aggregated $33,000 and $109,000 for the three and nine months ended October 31, 1994, respectively.





                                                                         Page 8.

LIQUIDITY AND CAPITAL RESOURCES:

At October 31, 1995 the Company had working capital of $1,102,177, cash of $722,661, a current ratio of 2:1 and a total liability to net worth ratio of
 .78:1. At its year ended January 31, 1995, working capital was $1,051,000, cash was $989,000 and there was a debt to net worth ratio of 1.07:1. The Company has no additional material capital commitments at the present time and none are contemplated.

Management of the Company believes that its present resources and the resources it hopes to generate from operations, will be sufficient for at least the ensuing twelve month period.





                                                                         Page 9.

                         PART II.  OTHER INFORMATION



Item 1.      Legal Proceedings:

             None

Item 2.      Changes in Securities:

             None

Item 3.      Defaults upon Senior Securities:

             None

Item 4.      Submission of Matters to a Vote of Security Holders:

             None

Item 5.      Other Information:

             None

Item 6.      Exhibits and Reports:

             (a)  Exhibits:

                  (11) Computation of Earnings per Common Share - See Exhibit 11

                  (27) Financial Data Schedule






                                                                        Page 10.

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




                                          EAC INDUSTRIES, INC.
                                          --------------------
                                          Registrant






Date:  December 11, 1995                  /s/ Peter B. Fritzsche
                                          -------------------------------------
                                          Peter B. Fritzsche
                                          Chief Executive Officer and Principal
                                          Accounting Officer






                                                                        Page 11.

                                EXHIBIT INDEX


            (11) Computation of Earnings per Common Share - See Exhibit 11

            (27) Financial Data Schedule