Form 10KSB
period 1996-01-31
EAC INDUSTRIES INC
filed 1996-05-07
CIK 30892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended January 31, 1996         Commission File Number 1-4338

                              EAC INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          New York                                     21-0702336
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

282 Prospect Street
New Haven, CT                                            06511
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: 203-865-1661 Securities registered pursuant to Section 12 (B) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 par value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Issuers revenues for the most recent fiscal year - $7,659,689.
The aggregate market value of voting stock held by non-affiliates of the registrant as of April 15, 1996 was $1,304,598.

Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. Yes    No
          ---   ---

As of April 15, 1996, the registrant had outstanding 2,311,687 shares of Common Stock ($.10 par value).

                                     PART I

ITEM 1.  BUSINESS

The Registrant (also referred to as "EAC" or "the Company") was organized in 1958 as a New York corporation. The common stock of the Company is currently traded on the over-the-counter market and the principal market makers are Bishop Rosen & Company and Troster, Singer Corporation.

The Company has two operating subsidiaries, Goodren Products Corporation ("Goodren") and Flexible Printed Products, Inc. ("Flexible"). Goodren designs and produces point-of-purchase advertising displays and wall decorations on semi-durable plastic. Goodren's major market is consumer product manufacturers and one marketer of children's wall decorations. Goodren sales were backlogged at approximately $191,000 and $578,000 at January 31, 1996 and 1995, respectively. The Company believes it can fulfill the 1996 backlog on a timely basis.

Goodren faces strong competition in its businesses and its competition has been mainly on the basis of quality, service and price. Goodren employs 30 persons of whom 13 are represented by unions.

The business and certain of the assets of Flexible were acquired on December 11, 1994. Flexible produces and prints on plastic, pre-cure in-mold heat transfer labels for the identification and decoration of rubber and silicone hoses, belts and tire patches. Flexible sales were backlogged at approximately $75,000 at January 31, 1996 and $70,000 at January 31, 1995. Flexible believes that it can fulfill its 1996 backlog on a timely basis.

Flexible also faces strong competition in its business and its competition has been mainly on the basis of quality, service and price. Flexible employs 14 persons, none of whom are represented by unions.

FINANCIAL CONDITION OF THE COMPANY

The following is a discussion concerning the Company, Goodren, Flexible and certain of the Company's discontinued businesses.

The Company's financial condition has improved somewhat from January 31, 1995. The primary reasons for the Company's improved financial condition were: (a) the operating earnings of Flexible and Goodren for the 1996 fiscal year and (b) the benefits of a tax loss carryforward. The combination of the above factors has resulted in the Company's average secured debt obligations being less in 1996 as compared to 1995. The Company's secured debt obligations were zero at January 31, 1996 and $150,000 as of January 31, 1995. The Company's total current assets decreased to $2,029,001 in 1996 from $2,393,880 in 1995, while its total current liabilities declined to $934,716 as of January 31, 1996 from $1,343,227 as of January 31, 1995. Net working capital increased to $1,094,285 as of January 31, 1996 from $1,050,653 on January 31, 1995.

The Loan and Security Agreement with BT Commercial Corporation, to which both Goodren and the Company were previously parties, expired on November 30, 1994. The Company and Goodren are now parties to a credit line and Note Agreement with Chemical Bank of New Jersey, N.A., which was originally entered into on September 28, 1994. This Note Agreement is with Goodren, secured by all of Goodren's assets and property and is guaranteed by the Company. The Note Agreement was extended to and expired on January 31, 1996 and a new Note Agreement with Chemical was entered into on January 16, 1996, which expires on January 12, 1997. For additional details with respect to the Note Agreement, see
Note 7 to the Consolidated Financial Statements.

POINT-OF-PURCHASE ADVERTISING

Goodren designs and produces point-of-purchase advertising and sales aids such as signs, posters, decals and product identifiers. These products are used in retail stores on shelves, price channels and display cases. Other products include wall decorations. Goodren's products are produced on semi-durable plastic through processes known as flexographic, lithographic and silk screen printing.

Goodren's products are sold nationwide to manufacturers of consumer products by both an in-house sales force as well as regional, independent manufacturers' representatives. Goodren is a service business which competes on the basis of its ability to produce high quality printing on very short notice. The following table summarizes the percentage of sales attributable to major classes of products:

                                               For the Fiscal Years
                                                 ended January 31,

                                                 1996         1995
                                                 ----         ----
            Point-of-Purchase                     41%          67%
            Wallcoverings                         59%          33%
                                                 ---          ---

                                                 100%         100%
                                                 ===          ===


Management estimates that Goodren has a 10% share in its portion of the printed on plastic point-of-purchase ("P.O.P.") advertising industry. Overall, the P.O.P. industry is a $16 billion business with over 200 manufacturing companies involved. Products for the entire industry range from a wide variety of counter displays and large end-of-aisle displays to small printed products produced by Goodren. The total printed-on-plastic portion of the industry in which Goodren competes, represents approximately $30 million. The Company estimates that approximately seven companies compete directly with Goodren.

IN-MOLD HEAT TRANSFER LABELS

Flexible produces and markets in-mold, pre-cure heat transfer labels to the rubber and silicone industry primarily for identification and decoration of hoses and belts. Other products include post cure heat transfer labels for rubber patches, tires and other rubber and silicone products.

Flexible's products are sold nationwide primarily to rubber and silicone hose and belt manufacturers, principally by its in-house sales personnel. The remainder is sold by a limited number of manufacturers representatives.

Management believes that the total in-mold decal/label market is approximately $8 million with Flexible's share estimated at approximately 18%. The Company estimates that approximately five companies compete directly with Flexible, including the parent company of one of its customers. Flexible is a service business which competes on the basis of its ability to produce and deliver high quality printing on short notice.

DISCONTINUED OPERATIONS

For the year ended January 31, 1995, the Company reflected a gain from discontinued operations of $149,000, as a result of eliminating reserves previously anticipated but not necessary to cover miscellaneous payables of discontinued subsidiaries.

As of January 31, 1995, the Company no longer reflected a reserve for previously discontinued operations.

ITEM 2.  PROPERTIES

The following table shows the location of each plant or facility of the Registrant and its subsidiaries and sets forth related information. The properties listed below are believed adequate to serve the Company's needs for the foreseeable future.

                                     Approx.            Lease
                                      Area           Expiration           Annual
                                    (Sq. Ft.)           Date              Rental        Principal Use
                                    ---------           ----              ------        -------------
101 W. Forest Avenue
Englewood, New Jersey                 20,000           6/2000            $57,000        Manufacturing and general

110-B Orchard Street
Hackensack, New Jersey                 2,000           6/1/96            $14,000        Warehousing for Goodren

15237 Proctor Avenue
City of Industry, California          12,000           Month to          $60,000        Manufacturing and general
                                                       Month                            office for Flexible
2923 South Pullman
Santa Ana, California                    500           Month to           $6,000        Sales office for Flexible
                                                       Month
282 Prospect Street
New Haven, Connecticut                   500           Month to           $3,600        Office space and head-
                                                       Month                            quarters for the Company

ITEM 3.  LEGAL PROCEEDINGS

Goodren is included in a threatened claim concerning environmental cleanup costs. Goodren is included among a large number of companies involved, and is not one of the major parties. Goodren previously settled the Federal claims related to such cleanup costs and is in the process of settling the State of New Jersey claims related thereto. The amount, if any, that Goodren may ultimately have to pay, is subject to change and is uncertain at this time. It is management's opinion that the Company is adequately reserved for this matter and the ultimate resolution of this case should not have a material impact on the financial condition of the Company.

For additional information regarding contingencies and/or litigation see Note 14c of notes to consolidated financial statements.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's stock is traded on the over-the-counter market. Bishop Rosen & Company (212-602-0681) and Troster, Singer Corporation are the principal market makers. As of April 15, 1996, the Company believes there were approximately 2,500 shareholders of record. The Company's line of credit agreement with Chemical Bank prohibits it from paying dividends without the lender's consent. No dividends have been declared or paid during the past two fiscal years. The following table sets forth, by fiscal quarters, the closing bid prices of the Registrant's Common Stock per share for 1995 and 1996:

                 1995                         1996
       --------------------------        ----------------------------
       First Quarter      $   1/2        First Quarter       $    3/8
       Second Quarter        9/16        Second Quarter          7/16
       Third Quarter         7/16        Third Quarter            5/8
       Fourth Quarter         1/4        Fourth Quarter           3/8


The volume of trading is sporadic and infrequent and the prices quoted may not be representative.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

In fiscal 1996, the Company had income of $129,195 ($.06 income per share) from continuing operations compared to income of $704,188 ($.31 income per share) from continuing operations and a net gain of $149,314 ($.06 income per share) from discontinued operations in fiscal 1995.

The income from discontinued operations for 1995 was wholly attributable to the elimination of reserves previously established but no longer necessary to cover payables of discontinued operations, which is discussed in further detail in
Note 4 to the Consolidated Financial Statements.

On December 11, 1994, the Company acquired the business and certain assets of Flexible Printed Products, Inc. a manufacturer of in-mold heat transfer decals, primarily for rubber and silicone hose and belt manufacturers. This acquisition is accounted for using the purchase method of accounting and accordingly Flexible's operations are included in the consolidated operations from the date of acquisition.

NET SALES
1996 TO 1995

Goodren's sales for 1996 were virtually equal. A decline in sales to Goodren's point of purchase customers were offset by an increase in sales to Goodren's wallcovering customer.

Flexible's sales increased by approximately 7%, compared to last year, most of which was under the direction of former owners, until December 11, 1994.

EARNINGS FROM CONSOLIDATED CONTINUING OPERATIONS
1996 TO 1995

The Company's decrease in operating income from $157,198 in 1995 to $131,443 in 1996 was primarily attributable to Goodren's decline in gross profit margins. Goodren's gross profit margins decreased from 38% in 1995 to 26.7% in 1996. Goodren's selling, general and administrative expenses decreased 30%, representing 23% of sales in 1996 compared to 30% of sales for 1995. EAC's corporate overhead expenses remained approximately the same when comparing 1996 to 1995.

The Company's income from continuing operations before income taxes decreased by 40% due primarily to Goodren's lower profit margins. The Company's income from continuing operations after taxes decreased by 82% due to Goodren's lower profit margins and the Company recognizing the benefits of a deferred tax asset aggregating $510,000 in 1995 due to the anticipated use of future loss carryovers and no such benefits being recognized in 1996 (see Note 10 of Notes to financial statements).

INFLATION

The Company expects inflation to be moderate and to be offset by cost reduction programs and price increases.

INTEREST AND OTHER

The Company's interest expense increased in 1996 over 1995 as a result of higher average borrowings for the year. The Company's outstanding debt was zero at January 31, 1996 compared to $150,000 at January 31, 1995.

PROVISION (BENEFIT) FOR INCOME TAXES

The 1996 and 1995 federal income tax provisions from continuing operations are offset in their entirety by net operating loss carryforwards from prior years. The Company has a loss carryforward of approximately $7,000,000 at January 31, 1996 which is available to offset future operating earnings. These carryforward losses will expire in years after 2005.

FINANCIAL RESOURCES AND LIQUIDITY

The Company's financial condition improved somewhat in 1996 from January 31, 1995. The Company had working capital of $1,094,000 as of January 31, 1996 compared to $1,051,000 as of January 31,1995. The Company and its subsidiaries, Goodren and Flexible, are current on all of their accounts payable and accrued expenses.

On January 16, 1996, the Company and Goodren entered into a credit line and Note Agreement with Chemical Bank New Jersey NA, whereby Goodren can borrow up to $750,000 on a short term basis to be paid on January 12, 1997. For details with respect to the credit line and Note Agreement, see Note 7 to the Consolidated Financial Statements.

In March 1996 the Company entered into an agreement to make quarterly payments of $7,548 against a union pension withdrawal liability/shortfall (see Note 14d of Notes to Financial Statements). These payments are to continue until there is an agreed upon final assessment of the liability.

The Company's improved financial condition is primarily the result of Goodren's and Flexible's operating earnings, and the benefits of the reduction of income taxes from the tax loss carryfoward.

The Company believes that its cash on hand as well as its line of credit availability will be sufficient to fund planned operations for at least the next twelve month period.

The Company is anticipating possible capital expenditures of approximately $150,000, during the next year, in order to expand the operations of Flexible. Management believes that these expenditures can be funded from existing resources.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                                                    Page Number
                                                                                    -----------
                  Independent Auditors' Report                                         F - 1
                  Consolidated Balance Sheets                                          F - 2
                  Consolidated Statements of Operations                                F - 3
                  Consolidated Statement of Changes in Shareholders' Equity            F - 4
                  Consolidated Statements of Cash Flows                                F - 5
                  Notes to the Consolidated Financial Statements                       F - 6



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

          None

                                    PART III

ITEMS 9, 10, 11 AND 12, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:
EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The response to these items will be included in a definitive proxy statement filed within 120 days after the end of the Registrant's fiscal year, which proxy statement is incorporated herein by reference.

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

          (a)  1.  FINANCIAL STATEMENTS

                   Consolidated Financial Statements of the Registrant (Included in Part II, Item 7)

               2.  EXHIBITS

                   (11) Computation of Earnings per Common Share
                        See Exhibit 11

                   (22) Subsidiaries of the Registrant
                        Goodren Products Corporation
                        Flexible Printed Products, Inc.

                   (27) Financial Data Schedule

          (b)  REPORTS ON FORM 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         EAC INDUSTRIES, INC.
                                         (REGISTRANT)



                                         By: /s/Peter B. Fritzsche
                                             -----------------------------------
                                             Peter B. Fritzsche
                                             President, Chief Executive
                                             Officer and Principal Financial
                                             and Accounting Officer




Date:  May 4, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Peter B. Fritzsche                                               May 4, 1996
- -----------------------------
Peter B. Fritzsche, Director


/s/ P. Bartley Fritzsche                                             May 4, 1996
- -------------------------------
P. Bartley Fritzsche, Director


/s/ John B. Millet, Jr                                               May 4, 1996
- ------------------------------
John B. Millet, Jr., Director


/s/ E. Donald McKenzie, Jr.                                          May 4, 1996
- ----------------------------------
E. Donald McKenzie, Jr., Director

                          INDEPENDENT AUDITORS' REPORT


To The Board of Directors
EAC Industries, Inc.
New Haven, Connecticut

We have audited the accompanying consolidated balance sheets of EAC Industries, Inc. and subsidiaries as of January 31, 1996 and 1995 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the two year period ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EAC Industries, Inc. and subsidiaries as of January 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                   /s/LAZAR, LEVINE & COMPANY LLP
                                   ------------------------------
                                   LAZAR, LEVINE & COMPANY LLP



New York, New York
March 29, 1996

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         AS OF JANUARY 31, 1996 AND 1995

                               - ASSETS (NOTE 7) -

                                                                                           1996            1995
                                                                                       ------------    ------------

CURRENT ASSETS:
   Cash (Notes 2d and 2h)                                                              $    628,380    $    988,507
   Accounts receivable - net of allowance for doubtful accounts of $45,980
     and $15,980 for 1996 and 1995, respectively (Note 2d)                                  996,132         816,623
   Inventories (Notes 2e and 5)                                                             302,840         518,320
   Prepaid taxes and expenses                                                               101,649          70,430
                                                                                       ------------    ------------
TOTAL CURRENT ASSETS                                                                      2,029,001       2,393,880
                                                                                       ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, NET (NOTES 2F, 6 AND 9)                                      563,619         499,885
                                                                                       ------------    ------------
OTHER ASSETS:
   Costs in excess of net assets acquired (Notes 2g and 3)                                  367,967         392,800
   Deferred taxes                                                                           510,000         510,000
   Other assets (Note 2h)                                                                    52,500          27,500
                                                                                       ------------    ------------
                                                                                            930,467         930,300
                                                                                       ------------    ------------
                                                                                       $  3,523,087    $  3,824,065
                                                                                       ============    ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
   Short-term debt (Note 7)                                                            $       --      $    150,000
   Accounts payable                                                                         246,897         211,378
   Accrued expenses (Note 8)                                                                571,960         935,762
   Long-term liabilities - current portion (Note 9)                                          34,232           4,349
   Deferred income                                                                           75,268          41,238
   Income taxes payable (Notes 2i and 10)                                                     6,359             500
                                                                                       ------------    ------------
TOTAL CURRENT LIABILITIES                                                                   934,716       1,343,227
                                                                                       ------------    ------------
LONG-TERM LIABILITIES - NET OF CURRENT PORTION  (NOTE 9)                                    608,474         492,168
                                                                                       ------------    ------------

DEFERRED INCOME                                                                                --           137,968
                                                                                       ------------    ------------
COMMITMENTS AND CONTINGENCIES  (NOTES 12, 13 AND 14)

SHAREHOLDERS' EQUITY  (NOTE 11):
   Common stock, $.10 par value; 20,000,000 shares authorized;
     2,319,285 shares issued                                                                231,929         231,929
   Capital in excess of par value                                                        10,504,380      10,504,380
   Accumulated deficit                                                                   (8,705,812)     (8,835,007)
                                                                                       ------------    ------------
                                                                                          2,030,497       1,901,302
   Less: Common stock in treasury, 7,598 shares at cost                                     (50,600)        (50,600)
                                                                                       ------------    ------------
                                                                                          1,979,897       1,850,702
                                                                                       ------------    ------------
                                                                                       $  3,523,087    $  3,824,065
                                                                                       ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Year Ended January 31,
                                                                     --------------------------
                                                                         1996           1995
                                                                     -----------    -----------

NET SALES  (NOTE 13)                                                 $ 7,659,689    $ 6,428,340
                                                                     -----------    -----------
COSTS AND EXPENSES:
    Cost of products sold                                              5,435,681      3,995,840
    Selling, general and administrative expenses                       2,092,565      2,275,302
                                                                     -----------    -----------
TOTAL COSTS AND EXPENSES                                               7,528,246      6,271,142
                                                                     -----------    -----------
OPERATING EARNINGS                                                       131,443        157,198
                                                                     -----------    -----------
OTHER INCOME (EXPENSE):
    Interest expense                                                     (14,295)        (3,613)
    Interest and other income                                             22,809         80,636
                                                                     -----------    -----------
                                                                           8,514         77,023
                                                                     -----------    -----------
EARNINGS FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                                                         139,957        234,221

    Income taxes (benefit), net of operating loss carryforwards
        (Notes 2i and 10)                                                 10,762       (469,967)
                                                                     -----------    -----------
INCOME FROM CONTINUING OPERATIONS                                        129,195        704,188

    Gain from discontinued operations,
       net of income tax effect (Note 4)                                    --          149,314
                                                                     -----------    -----------
NET INCOME                                                           $   129,195    $   853,502
                                                                     ===========    ===========
INCOME PER SHARE  (NOTE 2J):
    Continuing operations                                            $       .06    $       .31
    Discontinued operations                                                 --              .06
                                                                     -----------    -----------
                                                                     $       .06    $       .37
                                                                     ===========    ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                    Capital in                     Common        Total
                                             Number of    Common       Excess      Accumulated    Stock in     Shareholders'
                                              Shares       Stock       of Par        Deficit      Treasury       Equity
                                             ---------   --------   -----------    -----------    ---------    ----------
Balance at January 31, 1994                  2,319,285   $231,929   $10,837,436    $(9,688,509)   $(383,656)   $  997,200

Shares issued from treasury re: litigation
  settlement (Note 14c)                           --         --        (333,056)          --        333,056          --

Net income for the year                           --         --            --          853,502         --         853,502
                                             ---------   --------   -----------    -----------    ---------    ----------

Balance at January 31, 1995                  2,319,285    231,929    10,504,380     (8,835,007)     (50,600)    1,850,702

NET INCOME FOR THE YEAR                           --         --            --          129,195         --         129,195
                                             ---------   --------   -----------    -----------    ---------    ----------

BALANCE AT JANUARY 31, 1996                  2,319,285   $231,929   $10,504,380    $(8,705,812)   $ (50,600)   $1,979,897
                                             =========   ========   ===========    ===========    =========    ==========
















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended January 31,
                                                                            --------------------------
                                                                                1996           1995
                                                                            -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $   129,195    $   853,502
  Adjustments to reconcile net income to cash (utilized) provided from operating activities:
       Depreciation and amortization                                            105,201         93,510
       Decrease in short-term debt of discontinued subsidiaries                    --         (149,314)
       Allowance for doubtful accounts                                           30,000           --
       Amortization of deferred rental income                                  (103,938)      (186,240)
       Deferred income taxes                                                       --         (510,000)
  Changes in assets and liabilities:
    (Increase) in accounts and notes receivable                                (209,509)      (201,614)
    Decrease in inventories                                                     215,480         27,727
    (Increase) decrease in prepaid expenses                                     (35,622)         3,314
    (Decrease) increase in accounts payable, accrued expenses and accrued
       income taxes                                                            (167,130)       373,618
    (Decrease) increase in other, net                                           (25,000)         4,500
                                                                            -----------    -----------
       NET CASH (UTILIZED) PROVIDED FROM OPERATING ACTIVITIES                   (61,323)       309,003
                                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                         (144,102)      (112,694)
  Investment in new subsidiary                                                     --         (415,000)
                                                                            -----------    -----------
       NET CASH (USED BY) INVESTING ACTIVITIES                                 (144,102)      (527,694)
                                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt                                       (150,000)       150,000
  Proceeds from long-term debt                                                     --           35,447
  Payments of long-term debt                                                     (4,702)        (2,481)
                                                                            -----------    -----------
       NET CASH (USED BY) PROVIDED FROM FINANCING ACTIVITIES                   (154,702)       182,966
                                                                            -----------    -----------
(DECREASE) IN CASH AND CASH EQUIVALENTS                                        (360,127)       (35,725)

  Cash and cash equivalents, at beginning of year                               988,507      1,024,232
                                                                            -----------    -----------
CASH AND CASH EQUIVALENTS, AT END OF YEAR                                   $   628,380    $   988,507
                                                                            ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                             $    14,295    $     3,613
  Income taxes paid                                                              50,070         69,407



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1996 AND 1995



NOTE  1  -      DESCRIPTION OF THE COMPANY:

                EAC Industries, Inc., the Company, was organized in 1958 as a New York corporation. The Company is a holding company with two wholly-owned operating subsidiaries, Goodren Products Corporation ("Goodren") and FPP Acquisition Corp. ("Flexible") see Note 3. Goodren designs and produces point-of-purchase advertising displays and wall decorations on semi-durable plastic. Goodren's major market is consumer product manufacturers and one marketer of children's wall decorations. Flexible produces and prints on plastic, pre-cure in-mold heat transfer labels for the identification and decoration of rubber and silicone hoses, belts and tire patches. Each of these subsidiaries sells their products to customers throughout the United States.

NOTE  2  -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                The Company's accounting policies are in accordance with generally accepted accounting principles. Outlined below are those policies considered particularly significant.

         (a)    USE OF ESTIMATES:

                In preparing financial statements in accordance with generally accepted accounting principles, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

         (b)    BASIS OF CONSOLIDATION:

                The consolidated financial statements include the accounts of the Company and its operating subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

         (c)    STATEMENTS OF CASH FLOWS:

                For purposes of the statements of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be a cash equivalent.

         (d)    CONCENTRATION OF CREDIT RISK:

                Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1996 AND 1995



NOTE  2    -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         (d)    CONCENTRATION OF CREDIT RISK (CONTINUED):

                The Company and its subsidiaries maintain, at times, deposits in federally insured financial institutions in excess of federally insured limits. Management attempts to monitor the soundness of these financial institutions and feels the Company's risk is negligible.

                Concentrations of credit risk with respect to accounts receivable are limited due to the large customer base maintained by the operating subsidiaries.

         (e)    INVENTORIES:

                Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.

         (f)    PROPERTY, PLANT AND EQUIPMENT:

                Fixed assets are reflected at cost. The Company principally uses the straight-line method to compute depreciation of fixed assets. Depreciation lives generally range from three to ten years for furniture and fixtures, machinery and equipment and transportation equipment. Buildings are being amortized over 20 years and leasehold improvements are amortized over the useful life of the asset or the term of the lease, whichever is shorter. Major renewals and betterments of fixed assets are capitalized while maintenance and repairs are expensed as incurred. Upon retirement of fixed assets, the related cost and accumulated depreciation are written off and any gain or loss is reflected in income.

         (g)    GOODWILL:

                Costs in excess of net assets acquired are considered goodwill and are being amortized over fifteen and forty year periods on a straight line basis. Amortization costs were $24,833 and $11,200 for the years ended January 31, 1996 and 1995, respectively. Accumulated amortization as of January 31, 1996 and 1995 aggregated $243,042 and $218,209, respectively.

                The Company will periodically review the valuation and amortization of goodwill to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets in accordance with Statement of Financial Accounting Standard No. 121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of.

         (h)    RESTRICTED CASH:

                Cash balances required to be maintained in a severance fund ($25,000) as per Goodren's contract with a labor union, is considered as restricted cash, and is included in non-current assets.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1996 AND 1995

NOTE  2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (i)     INCOME TAXES (SEE ALSO NOTE 10):

                The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") effective February 1, 1993. The standards of SFAS No. 109 require that the Company utilize an asset and liability approach for financial accounting and reporting for income taxes. The primary objectives of accounting for income taxes under SFAS No. 109 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset based on management's assessment of the tax consequences of events that have been reflected in the Company's financial statements or tax returns.

        (j)     INCOME PER SHARE:

                Net income per share has been computed based upon the weighted average number of common and common equivalent shares outstanding during each period presented.

NOTE  3   -     ACQUISITION:

                On December 12, 1994, the Company through a newly formed subsidiary, FPP Acquisition Corp. (Flexible), acquired certain of the assets of Flexible Printed Products, Inc. Subsequently, Flexible changed its name to Flexible Printed Products, Inc. The cost of this acquisition, $340,000, exceeded the fair market value of the assets acquired by $215,000 which amount was assigned to goodwill and is being amortized on a straight line basis over fifteen years (see Note 2g).

                The acquisition has been accounted for using the purchase method of accounting. The Company's consolidated statements of operations include the revenues and expenses of Flexible beginning December 12, 1994, the date of acquisition. The following pro forma results were developed assuming the acquisition had occurred at the beginning of the earliest period presented (February 1, 1994).

                                                    Year Ended January 31,
                                                            1995
                                                    ---------------------
                                                        (Unaudited)
                       Net sales                           $7,663,607
                       Net earnings                         1,182,382
                       Earnings per share                        $.51

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1996 AND 1995



NOTE  3    -    ACQUISITION  (CONTINUED):

                This unaudited pro forma sales and earnings information is not necessarily indicative of the combined results that would have occurred had the acquisition actually taken place on February 1, 1994, nor are they necessarily indicative of the results that may occur in the future.

NOTE  4    -    DISCONTINUED OPERATIONS:

                For the year ended January 31, 1995, the Company reflected a gain from discontinued operations as a result of the settlement of litigation with a former customer of a subsidiary which was discontinued in prior years, and the reversal of all reserves for payables associated with discontinued subsidiaries.

NOTE  5    -    INVENTORIES:

                Inventories at January 31, 1996 and 1995 consisted of the following:

                                                 1996                  1995
                                               --------              --------
                        Raw materials          $250,005              $362,622
                        Work in process          48,435               155,698
                        Finished goods            4,400                 -
                                               --------              --------
                                               $302,840              $518,320
                                               ========              ========


NOTE  6  -      PROPERTY, PLANT AND EQUIPMENT:

                Fixed assets and accumulated depreciation at January 31, 1996 and 1995 consisted of the following:

                                                                             1996             1995
                                                                          -----------      -----------
                Building and improvements                                 $   388,973      $   359,495
                Machinery and equipment                                     1,100,347          987,714
                Label artwork                                                 150,000          150,000
                Transportation equipment                                       47,812           47,812
                Furniture and fixtures                                         45,528           43,537
                                                                          -----------      -----------
                                                                            1,732,660        1,588,558
                Less: accumulated depreciation and amortization             1,206,541        1,126,173
                                                                          -----------      -----------
                                                                              526,119          462,385
                Add:  Land                                                     37,500           37,500
                                                                          -----------      -----------
                                                                          $   563,619      $   499,885
                                                                          ===========      ===========


                For the years ended January 31, 1996 and 1995, depreciation expense aggregated $80,368 and $82,310, respectively.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1996 AND 1995


NOTE  7    -    SHORT-TERM DEBT:

                In September 1994, the Company terminated its then existing loan agreement and entered into a new agreement with a new bank. This new facility, effective in January 1996, offers a maximum line of credit of $750,000, provides for advances of up to 80% of eligible accounts receivable and 50% of finished goods inventory (for a maximum of $350,000) and is collateralized by all of the assets of the Company and its subsidiaries. This line of credit expires in January 1997 and accrues interest at the annual rate of prime plus 2%. As of January 31, 1996 and 1995 the outstanding borrowings under this agreement aggregated $-0- and $150,000, respectively.

NOTE  8    -    ACCRUED EXPENSES:

                In November 1992, the Company reached an agreement with the Internal Revenue Service ("the IRS") as regards certain income tax balances due. The agreement provided for monthly installment payments of $5,000 for eighteen months with the balance to be paid in full or continue on a monthly basis, dependent on the Company's financial condition. The IRS has not demanded payment in full and the principal amount of taxes has been paid as of January 31, 1996. The Company is continuing to make monthly payments of $5,000 in payment of accrued interest owed. As of January 31, 1996 and 1995, the entire balance owed of $52,000 and $108,337, respectively, is included in accrued expenses.

                At January 31, 1996 and 1995 accrued expenses consisted of the following:

                                                    1996                1995
                                                 ----------           ---------
                Salaries and wages                $  37,063           $184,415
                Employee benefits                   375,041            323,407
                Income taxes payable                 52,000            108,337
                Other                               107,856            319,603
                                                  ---------           --------
                                                  $ 571,960           $935,762
                                                  =========           ========

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1996 AND 1995



NOTE  9    -    LONG-TERM LIABILITIES:

                At January 31, 1996 and 1995 long-term liabilities consisted of the following:

                                                                           1996       1995
                                                                         --------   --------
                9% equipment note payable in monthly installment of
                $427, inclusive of interest, maturing in April 1998      $ 10,092   $ 14,794

                Reserve for union pension withdrawal liability/
                shortfall, presently payable in quarterly installments
                of $7,548 (see Note 14d)                                  632,614    481,723
                                                                         --------   --------
                                                                          642,706    496,517
                Less: current portion                                      34,232      4,349
                                                                         --------   --------
                                                                         $608,474   $492,168
                                                                         ========   ========


                Aggregate maturities of long-term liabilities for the next five years are $34,232, $34,232, $32,204, $30,192 and $30,192, respectively.


NOTE  10    -   INCOME TAXES:

                The provision for income taxes consisted of the following for the years ended January 31, 1996 and 1995:

                                                              1996         1995
                                                           ---------    ---------
                Current:

                    Federal (net of benefit of operating
                       loss carryforward)                  $    --      $    --
                    State and local                           10,762       40,033
                                                           ---------    ---------
                                                              10.762       40,033
                                                           ---------    ---------
                Deferred:
                    Federal                                 (510,000)
                    State and local                             --           --
                                                           ---------    ---------
                                                                --       (510,000)
                                                           ---------    ---------

                PROVISION FOR INCOME TAXES                 $  10,762    $(469,967)
                                                           =========    =========

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1996 AND 1995



NOTE  10    -   INCOME TAXES  (CONTINUED):

                The components of the net deferred income tax asset, pursuant to SFAS 109, as of January 31, 1996 and 1995 are as follows:

                                                     1996         1995
                                                  ----------   ----------
                Deferred tax assets:
                    Accounts receivable           $    5,400   $    1,500
                    Inventory                          1,800        3,000
                    Operating loss carryforward    2,040,000    2,380,000
                                                  ----------   ----------
                Total deferred tax asset           2,047,200    2,384,500

                    Valuation allowance            1,537,200    1,874,500
                                                  ----------   ----------
                NET DEFERRED INCOME TAXES         $  510,000   $  510,000
                                                  ==========   ==========


                The Company has available operating loss carryforwards for federal tax purposes of approximately $7,000,000. These losses expire in various years beginning in 2005 and may result in deferred tax assets. The Company has recognized this asset but has provided a valuation allowance based on the portion of the asset considered realizable over the next three years. This allowance will be evaluated at the end of each year, considering both positive and negative evidence concerning the realizability of the asset, and will be increased or reduced accordingly.

                Reconciliation of the statutory Federal income tax rate to the Company's negative effective tax rate for the years ended January 31, 1996 and 1995 is not provided due to the utilization of net operating losses and the recognition of the deferred tax asset above.

NOTE  11    -   COMMON STOCK:

                In April 1994, the Company issued 50,000 shares of common stock, which shares were held in treasury, in connection with a class action settlement agreement entered into in January 1993 (see
                Note 14c).

NOTE  12    -   RETIREMENT PLANS:

                Goodren has a defined contribution profit sharing plan covering a substantial portion of its employees. Contributions are based on a percentage of each participant's compensation or a fixed annual contribution for union employees based on a collective bargaining agreement. The cost of the plan amounted to $44,000 and $73,000 in 1996 and 1995. See also Note 14d.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1996 AND 1995



NOTE  12    -   RETIREMENT PLANS  (CONTINUED):

                The Company is also liable for unfunded pension benefits applicable to one of its discontinued subsidiaries (see Note 4). These benefits, which aggregate approximately $147,000, are included in accrued expenses.

NOTE  13    -   ECONOMIC DEPENDENCY:

                The Company recorded sales of 10% or more of net sales to two customers during the two years in the period ended January 31, 1996 as follows:

                                                            1996  1995
                                                            ----  ----
                Customer 1 - Wallcoverings                   39%   36%
                Customer 2 - Point-of-purchase advertising   --    23%



NOTE  14    -   COMMITMENTS AND CONTINGENCIES:

          (a)   OPERATING LEASES:

                The Company and its subsidiaries lease certain administrative and manufacturing facilities and equipment under operating leases expiring at various times through 2000. Other locations are rented on a month to month basis. Rental and lease expense aggregated approximately $147,000 and $86,000 for the years ended January 31, 1996 and 1995, respectively.

                Future minimum rental commitments for existing operating leases and in the aggregate are as follows:

                Fiscal year ending January 31, 1997 -          $  80,032
                                               1998 -             70,699
                                               1999 -             66,032
                                               2000 -             66,032
                                               2001 -             27,513
                                                               ---------
                                                               $ 310,308
                                                               =========

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1996 AND 1995



NOTE  14    -   COMMITMENTS AND CONTINGENCIES  (CONTINUED):

          (b)   EMPLOYMENT CONTRACTS:

                The Company has an employment contract (the "Contract") with the President of Goodren which expired on January 31, 1994 and which is subject to automatic renewals for successive one year terms. The contract specifies base compensation of $155,000 for the initial term and is subject to annual increases based on changes in the consumer price index. The contract also provides for additional compensation equal to 5% of the operating income of Goodren provided such operating income exceeds $650,000 for the fiscal year. In December 1994, Goodren entered into a further agreement with this executive whereby the proceeds of a newly purchased term life insurance policy in the amount of $250,000 will be paid to the spouse upon the death of this executive.

                Flexible has entered into an employment contract with its President for a three year period ending December 15, 1997, which is subject to renewals for successive one year terms. The base compensation under this contract is $75,000 with adjustments to be made annually based on changes in the consumer price index. The contract also provides for additional compensation based on annual sales revenue and/or gross profit performance of Flexible. The contract also encompasses non-compete provisions, availability of medical benefits and the use of an automobile.

          (c)   LITIGATION:

                (I) Goodren is included in a threatened claim concerning environmental cleanup costs. Goodren is included among a large number of companies involved, and is not one of the major parties. The amount, if any, that Goodren may ultimately have to pay, is not considered material, is subject to change and is uncertain at this time. It is management's opinion that the Company is adequately reserved for this matter and the ultimate resolution of this case should not have a material impact on the financial condition of the Company.

                (II) In connection with a prior litigation matter in September 1992, the Company reached a settlement agreement with Chromalloy Compressor Technologies Corporation. This agreement called for the payment of $300,000 and an eight year extension on a lease agreement, through 2006, representing the balance owed of $360,000. In addition, the agreement provided that in the event the Company was able to pay $100,000 of the $300,000 to Chromalloy by December 1992, the balance of $200,000 would be forgiven. This payment was made in December 1992 as agreed to.

                      In November 1994, the Company amended its base agreement with Chromalloy whereby the expiration date of said lease is the earlier of December 31, 1996 or the date of sale of the building. This amendment also provides that Chromalloy will receive 50% of the proceeds of such sale, net of certain expenses.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1996 AND 1995

NOTE  14    -   COMMITMENTS AND CONTINGENCIES (CONTINUED):

           (d)  OTHER:

                Goodren has withdrawn from participating in the District 65 Union Pension Plan (the "Plan"), see Note 12. The withdrawal has resulted in the assessment of a withdrawal liability owed to the Plan by Goodren. The exact amount of the withdrawal liability is unknown at this time, however, the Plan, based on a 1994 plan year valuation, estimated the potential withdrawal liability to be approximately $560,000. Accordingly, the Company has accrued a reserve for the $560,000 liability which counsel to the Company believes would be payable over a period of approximately 22 years beginning approximately one year from the withdrawal date. In March of 1996, subsequent to the balance sheet, the Company signed an agreement with the Plan whereby they will make quarterly payments of $7,548. These payments shall terminate on the date the Plan issues a final assessment to the Company of either a withdrawal liability or a minimum funding contribution (see Note 9).

                Additionally, Goodren is potentially liable for its proportionate share (approximately $154,000) of the shortfall between the District 65 Union Pension Plan's contributions and the federal minimum funding standards which the Plan's actuary estimates to be an aggregate of $34 million. Goodren is also potentially liable to the Internal Revenue Service ("IRS") for excise taxes under paragraph 4971 of the Internal Revenue Code. The Plan is requesting a waiver from the IRS for both the shortfall and the excise taxes. It will be several months before the IRS will issue its decision. If a waiver is denied, Goodren must pay its proportionate share of the shortfall, and possibly a 5% excise tax on the amount of the deficiency for each plan year in violation. To the extent the deficiencies are not timely corrected, the excise tax becomes 100% of the accumulated funding deficiency. The Company has provided a reserve for this potential liability, which is included in long-term liabilities, as of January 31, 1996.

                                EXHIBIT INDEX


                   (11) Computation of Earnings per Common Share
                        See Exhibit 11

                   (22) Subsidiaries of the Registrant
                        Goodren Products Corporation
                        Flexible Printed Products, Inc.

                   (27) Financial Data Schedule