Form 10QSB
period 1996-04-30
EAC INDUSTRIES INC
filed 1996-06-11
CIK 30892

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 1996

                                       OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

Commission File Number: 1-4338


                              EAC INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          New York                                     21-0702336
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                    282 PROSPECT STREET, NEW HAVEN, CT 06511
               (Address of principal executive offices) (Zip Code)

                                 (203) 865-1661
                (Issuer's telephone number, including area code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES   X     NO
           -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                              Outstanding at April 30, 1996
- --------------------------------------            -----------------------------
Common Stock, par value $.10 per share                  2,311,687 shares

                                    - INDEX -

                                                                                                                       PAGE(S)
                                                                                                                       -------
PART I.        Financial Information:

ITEM 1.        Financial Statements

               Consolidated Condensed Balance Sheets - April 30, 1996 (Unaudited)
               and January 31, 1996                                                                                   3.

               Consolidated Condensed Statements of Operations (Unaudited) -
               Three Months Ended April 30, 1996 and 1995                                                             4.

               Consolidated Condensed Statements of Cash Flows (Unaudited) -
               Three Months Ended April 30, 1996 and 1995                                                             5.

               Notes to Interim Consolidated Condensed Financial Statements (Unaudited)                               6.


ITEM 2.        Management's Discussion and Analysis or Plan of Operation                                              7.


PART II.       Other Information                                                                                      8.


SIGNATURES                                                                                                            9.


EXHIBITS:

               Exhibit 11 - Earnings Per Share                                                                       10.

               Exhibit 27 - Financial Data Schedule                                                                  11.


                                                                        Page 2.

PART I.        FINANCIAL INFORMATION:

ITEM I.        FINANCIAL STATEMENTS:

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   - ASSETS -
                                                                                  APRIL 30,         January 31,
                                                                                    1996               1996
                                                                                ------------       ------------
                                                                                 (UNAUDITED)
CURRENT ASSETS:
  Cash                                                                          $    694,012       $    628,380
  Notes and accounts receivable - net of allowance for doubtful accounts
    of $38,578 and $45,980 at April 30, and January 31, 1996, respectively           950,352            996,132
  Inventories                                                                        231,673            302,840
  Prepaid taxes and expenses                                                         124,796            101,649
                                                                                ------------       ------------

TOTAL CURRENT ASSETS                                                               2,000,833          2,029,001
                                                                                ------------       ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                   597,795            563,619
                                                                                ------------       ------------

OTHER ASSETS:
  Costs in excess of net assets acquired - net                                       365,342            367,967
  Deferred income taxes                                                              510,000            510,000
  Other assets                                                                        52,800             52,500
                                                                                ------------       ------------
                                                                                     928,142            930,467
                                                                                ------------       ------------

                                                                                $  3,526,770       $  3,523,087
                                                                                ============       ============

                                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
  Accounts payable                                                              $    278,755       $    246,897
  Accrued expenses                                                                   586,192            571,960
  Long-term liabilities - current portion                                             34,680             34,232
  Deferred income                                                                     56,451             75,268
  Income taxes payable                                                                 6,359              6,359
                                                                                ------------       ------------

TOTAL CURRENT LIABILITIES                                                            962,437            934,716
                                                                                ------------       ------------

LONG-TERM LIABILITIES - NET OF CURRENT PORTION                                       599,768            608,474
                                                                                ------------       ------------

COMMITMENTS AND CONTINGENCIES  (NOTE 3)

SHAREHOLDERS' EQUITY:
  Common stock, $.10 par value; 20,000,000 shares authorized,
    2,319,285 shares issued                                                          231,929            231,929
  Capital in excess of par value                                                  10,504,380         10,504,380
  Accumulated deficit                                                             (8,721,144)        (8,705,812)
                                                                                ------------       ------------
                                                                                   2,015,165          2,030,497
  Less:  Common stock in treasury, 7,598 shares at cost                              (50,600)           (50,600)
                                                                                ------------       ------------
                                                                                   1,964,565          1,979,897
                                                                                ------------       ------------

                                                                                $  3,526,770       $  3,523,087
                                                                                ============       ============

 The accompanying notes are an integral part of these consolidated statements.


                                                                        Page 3.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                For The Three Months
                                                                   Ended April 30,
                                                           -----------------------------
                                                               1996              1995
                                                           -----------       -----------
NET SALES                                                  $ 1,705,804       $ 1,914,475
                                                           -----------       -----------

COSTS AND EXPENSES:
  Cost of products sold                                      1,194,225         1,316,205
  Selling, general and administrative expenses                 549,253           555,320
                                                           -----------       -----------
TOTAL COSTS AND EXPENSES                                     1,743,478         1,871,525
                                                           -----------       -----------

OPERATING EARNINGS (LOSS)                                      (37,674)           42,950
                                                           -----------       -----------

OTHER INCOME (EXPENSES):
  Interest expense                                                (143)           (6,304)
  Interest and other income                                     22,485            76,666
                                                           -----------       -----------
                                                                22,342            70,362
                                                           -----------       -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                            (15,332)          113,312

    Income taxes, net of operating loss carryforwards               --             1,133
                                                           -----------       -----------

NET INCOME (LOSS)                                          $   (15,332)      $   112,179
                                                           ===========       ===========

INCOME (LOSS) PER SHARE  (NOTE 2)                          $      (.01)      $       .05
                                                           ===========       ===========

 The accompanying notes are an integral part of these consolidated statements.


                                                                        Page 4.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          For The Three Months
                                                                                             Ended April 30,
                                                                                       -------------------------
                                                                                          1996            1995
                                                                                       ----------      ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                    $ (15,332)      $ 112,179
  Adjustments to reconcile net income to cash provided from operating activities:
    Depreciation and amortization                                                         43,686          28,751
    Amortization of deferred rental income                                               (18,817)        (47,490)
    Gain on disposal of fixed assets                                                          --         (19,656)
  Change in assets and liabilities:
    Decrease (increase) in accounts and notes receivable                                  45,780        (305,378)
    Decrease (increase) in inventories                                                    71,167         (86,349)
    (Increase) decrease in prepaid expenses and other assets                             (23,447)            257
    Increase in accounts payable, accrued expenses and accrued income taxes               46,090         412,830
                                                                                       ---------       ---------
       NET CASH PROVIDED FROM OPERATING ACTIVITIES                                       149,127          95,144
                                                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets                                                          --          47,112
  Capital expenditures                                                                   (75,237)        (65,132)
                                                                                       ---------       ---------
       NET CASH (USED BY) INVESTING ACTIVITIES                                           (75,237)        (18,020)
                                                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in short-term debt                                                             --        (150,000)
  Payments of long-term debt                                                              (8,258)           (975)
                                                                                       ---------       ---------
       NET CASH (USED BY) FINANCING ACTIVITIES                                            (8,258)       (150,975)
                                                                                       ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      65,632         (73,851)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                          628,380         988,507
                                                                                       ---------       ---------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                            $ 694,012       $ 914,656
                                                                                       =========       =========

 The accompanying notes are an integral part of these consolidated statements.


                                                                        Page 5.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of EAC Industries, Inc. (the "Company") and its subsidiaries, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of April 30, 1996 and the results of its operations and cash flows for the three month periods ended April 30, 1996 and 1995.

         The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended January 31, 1996, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.

         The results of operations for the three month period ended April 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS (LOSS) PER SHARE:

         Earnings (loss) per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented.

NOTE 3 - CONTINGENCY:

         Goodren, in early 1995, withdrew from participating in the District 65 Union Pension Plan (the "Plan"). The withdrawal has resulted in the assessment of a withdrawal liability owed to the Plan by Goodren. The exact amount of the withdrawal liability is unknown at this time, however, the Plan, based on a 1994 plan year valuation, estimated the potential withdrawal liability to be approximately $560,000. Accordingly, the Company accrued a reserve for the $560,000 liability which counsel to the Company believed would be payable over a period of approximately 22 years beginning approximately one year from the withdrawal date. In March of 1996, the Company signed an agreement with the Plan whereby they will make quarterly payments of $7,548. These payments shall terminate on the date the Plan issues a final assessment to the Company of either a withdrawal or a minimum funding contribution.

         Additionally, Goodren is potentially liable for its proportionate share (approximately $154,000) of the shortfall between the District 65 Union Pension Plan's contributions and the federal minimum funding standards which the Plan's actuary estimates to be an aggregate of $34 million. Goodren is also potentially liable to the Internal Revenue Service ("IRS") for excise taxes under paragraph 4971 of the Internal Revenue Code. The Plan is requesting a waiver from the IRS for both the shortfall and the excise taxes. It will be several months before the IRS will issue its decision. If a waiver is denied, Goodren must pay its proportionate share of the shortfall, and possibly a 5% excise tax on the amount of the deficiency for each plan year in violation. To the extent the deficiencies are not timely corrected, the excise tax becomes 100% of the accumulated funding deficiency. The Company has provided a reserve for this potential liability, which is included in long-term liabilities.


                                                                        Page 6.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:


         RESULTS OF OPERATIONS:

         Sales for the three month period ended April 30, 1996 were $1,706,000 as compared to $1,914,000 for the comparable period of the prior year, reflecting a decrease of $208,000 or 10.9%. Management attributes this decrease primarily to a decline in sales to certain customers. Management does not believe this is a permanent trend.

         Cost of sales for the three month period ended April 30, 1996 were $1,194,000 (70% of sales) as compared to $1,316,000 (69% of sales) for the comparable period of the prior year. This increase in cost of sales as a percent of sales for the current three month period is primarily due to higher raw material costs.

         Selling, general and administrative expenses decreased from $555,000 (29% of sales) for the three month period ended April 30, 1995 to $549,000 (32% of sales) for the three month period ended April 30, 1996. The Company believes that this minor decrease is due to the monitoring of costs more effectively.

         For the three months ended April 30, 1996 the Company reflected a net loss of $15,332. For the three months ended April 30, 1995 the Company reflected net income of $112,179. This decrease in earnings was primarily due to the reduction in sales and lower gross profit margin mentioned above.

         LIQUIDITY AND CAPITAL RESOURCES:

         At April 30, 1996, the Company's working capital was $1,039,000 compared to a working capital of $1,094,000 at its year ended January 31, 1996. Cash amounted to $694,000 at April 30, 1996 compared to $628,000 at January 31, 1996.

         The Company has no material capital commitments at the present time and none are contemplated.

         Management of the Company believes that its present resources and the resources it hopes to generate from future profitable operations, will be sufficient for at least the ensuing twelve month period.


                                                                        Page 7.

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

         None

Item 6.  Exhibits and Reports

         (a)      Exhibits:

                  (11)     Computation of Earnings per Common Share

                  (27)     Financial Data Schedule


                                                                        Page 8.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              EAC INDUSTRIES, INC.
                              --------------------
                              Registrant




                              /s/ Peter B. Fritzsche
Date:  June 10, 1996          ------------------------------------
                              Peter B. Fritzsche
                              Chief Executive Officer and Principal
                              Accounting Officer


                                                                        Page 9.

                                EXHIBIT INDEX
                                 -------------

         Exhibit 11      Computation  of Earnings per Common Share

         Exhibit 27      Financial Data Schedule