Form 10QSB
period 1996-07-31
EAC INDUSTRIES INC
filed 1996-09-16
CIK 30892

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1996

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

                    20 BLACKSTONE AVENUE, BRANFORD, CT 06405
               (Address of principal executive offices) (Zip Code)

                                 (203) 315-8020
                (Issuer's telephone number, including area code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
          ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                             Outstanding at July 31, 1996
- --------------------------------------              ----------------------------
Common Stock, par value $.10 per share                      2,311,687 shares

                                    - INDEX -

                                                                                                     PAGE(S)
                                                                                                     -------
PART I.        Financial Information:

ITEM 1.        Financial Statements

               Consolidated Condensed Balance Sheets - July 31, 1996 (Unaudited)
               and January 31, 1996                                                                     3.

               Consolidated Condensed Statements of Operations (Unaudited) -
               Six and Three Months Ended July 31, 1996 and 1995                                        4.

               Consolidated Condensed Statements of Cash Flows (Unaudited) -
               Six and Three Months Ended July 31, 1996 and 1995                                        5.

               Notes to Interim Consolidated Condensed Financial Statements (Unaudited)                 6.

ITEM 2.        Management's Discussion and Analysis or Plan of Operation                                7.

PART II.       Other Information                                                                        8.

SIGNATURES     9.

EXHIBITS:

               Exhibit 11 - Earnings Per Share                                                         10.

               Exhibit 27 - Financial Data Schedule                                                    11.



                                                                         Page 2.

PART I.  FINANCIAL INFORMATION:

ITEM I.  FINANCIAL STATEMENTS:

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                  JULY 31,         January 31,
                                                                                   1996               1996
                                                                                -----------        -----------
                                                                                 (UNAUDITED)
CURRENT ASSETS:
  Cash                                                                          $   664,897        $   628,380
  Notes and accounts receivable - net of allowance for doubtful accounts
    of $38,578 and $45,980 at July 31, and January 31, 1996, respectively           929,305            996,132
  Inventories                                                                       182,548            302,840
  Prepaid taxes and expenses                                                        103,730            101,649
                                                                                -----------        -----------
TOTAL CURRENT ASSETS                                                              1,880,480          2,029,001
                                                                                -----------        -----------
PROPERTY, PLANT AND EQUIPMENT, NET                                                  625,745            563,619
                                                                                -----------        -----------
OTHER ASSETS:
  Costs in excess of net assets acquired - net                                      359,120            367,967
  Deferred income taxes                                                             510,000            510,000
  Other assets                                                                       58,969             52,500
                                                                                -----------        -----------
                                                                                    928,089            930,467
                                                                                -----------        -----------
                                                                                $ 3,434,314        $ 3,523,087
                                                                                ===========        ===========
                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
  Accounts payable                                                              $   199,454        $   246,897
  Accrued expenses                                                                  546,633            571,960
  Long-term liabilities - current portion                                            68,811             34,232
  Deferred income                                                                    37,634             75,268
  Income taxes payable                                                                6,359              6,359
                                                                                -----------        -----------
TOTAL CURRENT LIABILITIES                                                           858,891            934,716
                                                                                -----------        -----------
LONG-TERM LIABILITIES - NET OF CURRENT PORTION                                      686,835            608,474
                                                                                -----------        -----------

COMMITMENTS AND CONTINGENCIES  (NOTE 3)

SHAREHOLDERS' EQUITY:
  Common stock, $.10 par value; 20,000,000 shares authorized,
    2,319,285 shares issued                                                         231,929            231,929
  Capital in excess of par value                                                 10,504,380         10,504,380
  Accumulated deficit                                                            (8,797,121)        (8,705,812)
                                                                                -----------        -----------
                                                                                  1,939,188          2,030,497
  Less:  Common stock in treasury, 7,598 shares at cost                             (50,600)           (50,600)
                                                                                -----------        -----------
                                                                                  1,888,588          1,979,897
                                                                                -----------        -----------
                                                                                $ 3,434,314        $ 3,523,087
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




                                                                         Page 3.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 For The Six Months                For The Three Months
                                                                   Ended July 31,                      Ended July 31,
                                                            ----------------------------        ----------------------------
                                                               1996              1995              1996              1995
                                                            ----------        ----------        ----------        ----------
NET SALES                                                   $3,448,400        $4,366,655        $1,742,596        $2,452,180
                                                            ----------        ----------        ----------        ----------
COSTS AND EXPENSES:
  Cost of products sold                                      2,575,746         3,053,835         1,381,521         1,737,630
  Selling, general and administrative expenses               1,010,470         1,169,237           461,217           613,917
                                                            ----------        ----------        ----------        ----------
TOTAL COSTS AND EXPENSES                                     3,586,216         4,223,072         1,842,738         2,351,547
                                                            ----------        ----------        ----------        ----------
OPERATING EARNINGS (LOSS)                                     (137,816)          143,583          (100,142)          100,633
                                                            ----------        ----------        ----------        ----------
OTHER INCOME (EXPENSES):
  Interest expense                                              (2,439)          (11,408)           (2,296)           (5,104)
  Interest and other income                                     48,946            99,437            26,461            22,771
                                                            ----------        ----------        ----------        ----------
                                                                46,507            88,029            24,165            17,667
                                                            ----------        ----------        ----------        ----------

EARNINGS (LOSS) BEFORE INCOME TAXES                            (91,309)          231,612           (75,977)          118,300

    Income taxes, net of operating loss carryforwards               --            18,529                --            17,396
                                                            ----------        ----------        ----------        ----------
NET INCOME (LOSS)                                           $  (91,309)       $  213,083        $  (75,977)       $  100,904
                                                            ==========        ==========        ==========        ==========
INCOME (LOSS) PER SHARE  (NOTE 2)                           $     (.04)       $      .09        $     (.03)       $      .04
                                                            ==========        ==========        ==========        ==========





  The accompanying notes are an integral part of these consolidated statements.




                                                                         Page 4.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           For The Six Months
                                                                                              Ended July 31,
                                                                                        -------------------------
                                                                                          1996             1995
                                                                                        --------        ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                     $(91,309)       $ 213,083
  Adjustments to reconcile net income to cash provided from operating activities:
    Depreciation and amortization                                                         53,424           64,111
    Amortization of deferred rental income                                               (37,634)         (66,306)
    Gain on disposal of fixed assets                                                          --          (21,277)
  Change in assets and liabilities:
    Decrease (increase) in accounts and notes receivable                                  66,826         (695,717)
    Decrease in inventories                                                              120,292          107,304
    (Increase) in prepaid expenses and other assets                                       (2,081)         (35,288)
    (Decrease) increase in accounts payable, accrued expenses and accrued
       income taxes                                                                      (46,569)         156,580
                                                                                        --------        ---------
         NET CASH PROVIDED (UTILIZED) FROM OPERATING ACTIVITIES                           62,949         (277,510)
                                                                                        --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets                                                          --           47,112
  Capital expenditures                                                                   (12,853)        (127,607)
                                                                                        --------        ---------
         NET CASH (USED BY) INVESTING ACTIVITIES                                         (12,853)         (80,495)
                                                                                        --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in short-term debt                                                             --           50,000
  Payments of long-term debt                                                             (13,579)          (1,964)
                                                                                        --------        ---------
         NET CASH (USED BY) PROVIDED FINANCING ACTIVITIES                                (13,579)          48,036
                                                                                        --------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      36,517         (309,969)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                          628,380          988,507
                                                                                        --------        ---------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                             $664,897        $ 678,538
                                                                                        ========        =========

OTHER:

During the current period the company leased certain new equipment which has been reflected as a capitalized lease.

  The accompanying notes are an integral part of these consolidated statements.


                                                                         Page 5.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -   BASIS OF PRESENTATION:

           In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of EAC Industries, Inc. (the "Company") and its subsidiaries, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of July 31, 1996 and the results of its operations for the six and three month periods ended July 31, 1996 and 1995, and its cash flows for the six month periods ended July 31, 1996 and 1995.

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

           The results of operations for the six and three month periods ended July 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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


                                                                         Page 6.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

              RESULTS OF OPERATIONS:

              Sales for the six month period ended July 31, 1996 were $3,448,000 as compared to $4,367,000 for the same period of the prior year, reflecting a decrease of $919,000 or 21%.

              Sales for the three month period ended July 31, 1996 were $1,743,000 as compared to $2,452,000 for the comparable period of the prior year, reflecting a decrease of $709,000 or 29%. Management attributes these decreases primarily to a decline in sales to certain customers. Management does not believe this is a permanent trend.

              Costs of sales for the six month period ended July 31, 1996 was $2,576,000 (75% of sales) as compared to $3,054,000 (70% of sales)
              for the same period of the prior year. Cost of sales for the three month period ended July 31, 1996 was $1,382,000 (79% of sales) as compared to $1,738,000 (70% of sales) for the same period of the prior year. This increase in cost of sales as a percent of sales for the current periods is primarily due to higher raw material costs and the effect that lower sales have on fixed costs.

              Selling, general and administrative expenses decreased from $1,169,000 to $1,010,000 ($159,000 or 14%) for the six month period ended July 31, 1996 when compared to the same period of the prior year. For the three month ended July 31, 1996, selling, general and administrative expenses decreased from $614,000 to $461,000 ($153,000 or 25%) when compared to the same period of the prior year. The Company believes that these decreases are due to cost reduction programs which have been recently instituted.

              For the six and three months ended July 31, 1996 the Company reflected a net loss of $91,309 ($.04 per share) and $75,977 ($.03 per share), respectively. For the six and three months ended July 31, 1995 the Company reflected net income of $213,083 ($.09 per share) and $100,904 ($.04 per share) respectively. These decreases in earnings were primarily due to the reduction in sales and lower gross profit margins mentioned above.

              LIQUIDITY AND CAPITAL RESOURCES:

              At July 31, 1996, the Company's working capital was $1,022,000 compared to a working capital of $1,094,000 at its year ended January 31, 1996. Cash amounted to $665,000 at July 31, 1996 compared to $628,000 at January 31, 1996.

              The Company has signed a letter of intent to acquire all of the outstanding shares of Athena Packaging, Inc. This company produces high quality labels for the cosmetics and other industries. The anticipated purchase price is $350,000 and the closing is expected to occur during the quarter ended October 31, 1996.

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

                                       EAC INDUSTRIES, INC.
                                       --------------------
                                       Registrant



                                       /s/ Peter B. Fritzsche
                                       -------------------------------------
Date:  September 11, 1996              Peter B. Fritzsche
                                       Chief Executive Officer and Principal
                                       Accounting Officer






                                                                         Page 9.

                                EXHIBIT INDEX



EXHIBIT NO.                                    DESCRIPTION

   11                            Computation of Earnings per Common Share

   27                            Financial Data Schedule