Form 10QSB
period 1996-10-31
EAC INDUSTRIES INC
filed 1996-12-16
CIK 30892

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 31, 1996

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                             -------------------

Commission File Number: 1-4338


                             EAC INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           New York                                            21-0702336
--------------------------------                          ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


                22 BLACKSTONE AVENUE, BRANFORD, CT        06405
-------------------------------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

                                (203) 315-8020
-------------------------------------------------------------------------------
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


             Class                             Outstanding at October 31, 1996
--------------------------------------         -------------------------------
Common Stock, par value $.10 per share                  2,311,687 shares

                                   - INDEX -



                                                                                                          PAGE(S)
                                                                                                          -------
PART I.  Financial Information:

ITEM 1.  Financial Statements

         Consolidated Condensed Balance Sheets - October 31, 1996 (Unaudited)
         and January 31, 1996                                                                                3.

         Consolidated Condensed Statements of Operations (Unaudited) -
         Nine and Three Months Ended October 31, 1996 and 1995                                               4.

         Consolidated Condensed Statements of Cash Flows (Unaudited) -
         Nine and Three Months Ended October 31, 1996 and 1995                                               5.

         Notes to Interim Consolidated Condensed Financial Statements (Unaudited)                            6.


ITEM 2.  Management's Discussion and Analysis or Plan of Operation                                           8.


PART II. Other Information                                                                                   9.


SIGNATURES                                                                                                  10.


EXHIBITS:

         Exhibit 11 - Earnings Per Share                                                                    11.

         Exhibit 27 - Financial Data Schedule                                                               12.


                                                                        Page 2.

PART I.  FINANCIAL INFORMATION:

ITEM I.  FINANCIAL STATEMENTS:

                     EAC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                      - ASSETS -
                                                                                    OCTOBER 31,         JANUARY 31,
                                                                                       1996                1996
                                                                                    -----------         -----------
                                                                                    (UNAUDITED)
CURRENT ASSETS:
   Cash                                                                             $   698,622         $    628,380
   Notes and accounts receivable - net of allowance for doubtful accounts
     of $35,566 and $45,980 at October 31, and January 31, 1996, respectively           835,414             996,132
   Inventories                                                                          244,059             302,840
   Prepaid taxes and expenses                                                           112,051             101,649
                                                                                    -----------         -----------
TOTAL CURRENT ASSETS                                                                  1,890,146           2,029,001
                                                                                    -----------         -----------
PROPERTY, PLANT AND EQUIPMENT, NET                                                      891,537             563,619
                                                                                    -----------         -----------
OTHER ASSETS:
   Costs in excess of net assets acquired - net                                         352,898             367,967
   Deferred income taxes                                                                510,000             510,000
   Other assets                                                                          60,651              52,500
                                                                                    -----------         -----------
                                                                                        923,549             930,467
                                                                                    -----------         -----------
                                                                                    $ 3,705,232         $ 3,523,087
                                                                                    ===========         ===========

                                         - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
   Accounts payable                                                                 $   300,825         $   246,897
   Accrued expenses                                                                     458,446             571,960
   Long-term liabilities - current portion (Note 4)                                      87,286              34,232
   Acquisition note payable (Note 3)                                                    175,000              -
   Deferred income                                                                       18,817              75,268
   Income taxes payable                                                                  -                    6,359
                                                                                    -----------         -----------
TOTAL CURRENT LIABILITIES                                                             1,040,374             934,716
                                                                                    -----------         -----------
LONG-TERM LIABILITIES - NET OF CURRENT PORTION (NOTE 4)                                 750,271             608,474
                                                                                    -----------         -----------
COMMITMENTS AND CONTINGENCIES (NOTES 3 AND 4)

SHAREHOLDERS' EQUITY:
   Common stock, $.10 par value; 20,000,000 shares authorized,
     2,319,285 shares issued                                                            231,929             231,929
   Capital in excess of par value                                                    10,504,380          10,504,380
   Accumulated deficit                                                               (8,771,122)         (8,705,812)
                                                                                    -----------         -----------
                                                                                      1,965,187           2,030,497
   Less: Common stock in treasury, 7,598 shares at cost                                 (50,600)            (50,600)
                                                                                    -----------         -----------
                                                                                      1,914,587           1,979,897
                                                                                    -----------         -----------

                                                                                    $ 3,705,232         $ 3,523,087
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





                                                                         Page 3.

                     EAC INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)





                                                               For The Nine Months            For The Three Months
                                                                Ended October 31,               Ended October 31,
                                                           --------------------------      ----------------------------
                                                              1996            1995             1996             1995
                                                           ----------      ----------       ----------       ----------
NET SALES                                                  $4,816,364      $6,049,980       $1,367,964       $1,683,325
                                                           ----------      ----------       ----------       ----------

COSTS AND EXPENSES:
   Cost of products sold                                    3,535,113       4,289,699          959,367        1,235,864
   Selling, general and administrative expenses             1,412,581       1,646,767          402,111          477,530
                                                           ----------      ----------       ----------       ----------
TOTAL COSTS AND EXPENSES                                    4,947,694       5,936,466        1,361,478        1,713,394
                                                           ----------      ----------       ----------       ----------

OPERATING EARNINGS (LOSS)                                    (131,330)        113,514            6,486          (30,069)
                                                           ----------      ----------       ----------       ----------

OTHER INCOME (EXPENSES):
   Interest expense                                           (11,641)        (13,860)          (9,202)          (2,452)
   Interest and other income                                   77,661         125,428           28,715           25,991
                                                           ----------      ----------       ----------       ----------
                                                               66,020         111,568           19,513           23,539
                                                           ----------      -----------      ----------       ----------

EARNINGS (LOSS) BEFORE INCOME TAXES                           (65,310)        225,082           25,999           (6,530)

   Income taxes, net of operating loss carryforwards           -               18,006           -                  (523)
                                                           ----------      ----------       ----------       ----------

NET INCOME (LOSS)                                          $  (65,310)     $  207,076       $   25,999       $   (6,007)
                                                           ==========      ==========       ==========       ==========

INCOME (LOSS) PER SHARE  (NOTE 2)                               $(.03)           $.09            $ .01          $   -
                                                                =====            ====            =====          =======





 The accompanying notes are an integral part of these consolidated statements.





                                                                         Page 4.

                     EAC INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                For The Nine Months
                                                                                                  Ended October 31,
                                                                                             -------------------------
                                                                                               1996             1995
                                                                                             --------        ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                          $(65,310)       $ 207,076
   Adjustments to reconcile net income to cash provided from operating activities:
   Depreciation and amortization                                                                75,722           87,578
   Amortization of deferred rental income                                                      (56,451)         (85,122)
   Gain on disposal of fixed assets                                                             -               (21,277)
   Change in assets and liabilities:
   Decrease (increase) in accounts and notes receivable                                        160,717         (141,709)
   Decrease in inventories                                                                      58,781          118,177
   Decrease (increase) in prepaid expenses and other assets                                     24,186          (49,566)
   Increase (decrease) in accounts payable, accrued expenses and accrued
     income taxes                                                                              (95,887)        (128,575)
                                                                                              --------        ---------
         NET CASH PROVIDED (UTILIZED) BY OPERATING ACTIVITIES                                  101,758          (13,418)
                                                                                              --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets                                                           -                47,112
   Capital expenditures                                                                       (294,721)        (146,558)
                                                                                              --------        ---------
         NET CASH (USED BY) INVESTING ACTIVITIES                                              (294,721)         (99,446)
                                                                                              --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in bank loan                                                                    -              (150,000)
   Proceeds from short-term debt                                                               314,297           -
   Payments of long-term debt                                                                  (51,092)          (2,982)
                                                                                              --------        ---------
         NET CASH (USED BY) PROVIDED FINANCING ACTIVITIES                                      263,205         (152,982)
                                                                                              --------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            70,242         (265,846)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                                628,380          988,507
                                                                                              --------        ---------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                  $ 698,622        $ 722,661
                                                                                             =========        =========


OTHER:

During the current period the company leased certain new equipment which has been reflected as a capitalized lease.


 The accompanying notes are an integral part of these consolidated statements.





                                                                         Page 5.

                     EAC INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE   1  -BASIS OF PRESENTATION:

           In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of EAC Industries, Inc. (the "Company") and its subsidiaries, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of October 31, 1996 and the results of its operations for the nine and three month periods ended October 31, 1996 and 1995, and its cash flows for the nine month periods ended October 31, 1996 and 1995.

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

           The results of operations for the nine and three month periods ended October 31, 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE   2  -EARNINGS (LOSS) PER SHARE:

           Earnings (loss) per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented.


NOTE   3  -ACQUISITION:

           In September 1996, the Company acquired all of the issued and outstanding stock of Athena Packaging Inc., a manufacturer and marketer of sheet fed graphics. Of the $350,000 purchase price, $175,000 was paid at closing with the balance due in March 1997. This acquisition has been accounted for using the purchase method of accounting.


NOTE   4  -LONG-TERM LIABILITIES:

           Goodren, in early 1995, withdrew from participating in the District 65 Union Pension Plan (the "Plan"). The withdrawal has resulted in the assessment of a withdrawal liability owed to the Plan by Goodren. In September 1996, based upon a settlement agreement between Goodren and the Plan, the Company reduced its reserve, for this liability, of $560,000 by $100,000. As per this settlement agreement, Goodren is obligated to take quarterly payments of $8,303 over a twenty-year (20) period.




                                                                         Page 6.

                     EAC INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE   4  -LONG-TERM LIABILITIES (CONTINUED):

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





                                                                         Page 7.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

             RESULTS OF OPERATIONS:

             Sales for the nine month period ended October 31, 1996 were $4,816,000 as compared to $6,050,000 for the same period of the prior year, reflecting a decrease of $1,234,000 or 20%.

             Sales for the three month period ended October 31, 1996 were $1,368,000 as compared to $1,683,000 for the comparable period of the prior year, reflecting a decrease of $315,000 or 19%. Management attributes these decreases primarily to a decline in sales to certain of Goodren's customers.

             Costs of sales for the nine month period ended October 31, 1996 was $3,535,000 (73% of sales) as compared to $4,290,000 (71% of sales) for the same period of the prior year. Cost of sales for the three month period ended October 31, 1996 was $959,000 (70% of sales) as compared to $1,236,000 (73% of sales) for the same period of the prior year. This increase in cost of sales as a percent of sales for the current nine month period is primarily due to higher raw material costs and the effect that lower sales have on certain fixed costs.

             Selling, general and administrative expenses decreased from $1,647,000 to $1,413,000 ($234,000 or 14%) for the nine month period ended October 31, 1996 when compared to the same period of the prior year. The Company believes that the nine month decrease is due to cost reduction programs which were instituted earlier this year, as well as a $100,000 reduction in a reserve for a pension withdrawal liability incurred by Goodren. For the three months ended October 31, 1996, selling, general and administrative expenses decreased from $478,000 to $402,000 ($76,000 or 16%) when compared to the same period of the prior year. This decrease is primarily attributable to the reduction in Goodren's reseve for a pension withdrawal liability net of expenses incurred by Athena Packaging Inc., a new subsidiary (discussed below).

             For the nine and three months ended October 31, 1996 the Company reflected a net loss of $65,310 ($.03 per share) and net income of $25,999 ($.01 per share), respectively. For the nine and three months ended October 31, 1995 the Company reflected net income of $207,076 ($.09 per share) and a loss of $6,007 ($.00 per share), respectively. These variances in earnings were primarily due to the reduction in sales and lower gross profit margins mentioned above.

             LIQUIDITY AND CAPITAL RESOURCES:

             At October 31, 1996, the Company's working capital was $850,000 compared to a working capital of $1,094,000 at its year ended January 31, 1996. Cash amounted to $699,000 at October 31, 1996 compared to $628,000 at January 31, 1996.

             In September 1996, the Company acquired all of the issued and outstanding stock of Athena Packaging Inc., a manufacturer and marketer of sheet fed graphics. Of the $350,000 purchase price, $175,000 was paid at closing with the balance due in March 1997. This acquisition has been accounted for using the purchase method of accounting.

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



                                       EAC INDUSTRIES, INC.
                                       --------------------
                                       Registrant




                                       /s/ Peter B. Fritzsche
                                       ---------------------------------------
Date:  December 9, 1996                Peter B. Fritzsche
                                       Chief Executive Officer and Principal
                                       Accounting Officer





                                                                        Page 10.