Form 10KSB
period 1997-01-31
EAC INDUSTRIES INC
filed 1997-05-16
CIK 30892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended January 31, 1997         Commission File Number 1-4338

                              EAC INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            New York                                     21-0702336
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

22 Blackstone Avenue
Branford, CT                                              06405
(Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code: 203-315-8020

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Issuers revenues for the most recent fiscal year - $5,988,315.

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 15, 1997 was $1,444,804.

Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. Yes  X   No
           ---     ---

As of April 15, 1997, the registrant had outstanding 2,311,687 shares of Common Stock ($.10 par value).

                                     PART I


ITEM 1. BUSINESS

The Registrant (also referred to as "EAC" or "the Company") was organized in 1958 as a New York corporation. The common stock of the Company is currently traded on the over-the-counter market and the principal market makers are Bishop Rosen & Company and Troster, Singer Corporation.

The Company has three operating subsidiaries, Goodren Products Corporation ("Goodren"), Athena Packaging, Inc. ("Athena") and Flexible Printed Products, Inc. ("Flexible"). Goodren designs and provides point-of-purchase advertising displays and wall decorations on semi-durable plastic. Goodren's major market is consumer product manufacturers and one marketer of children's wall decorations. Goodren's sales were backlogged at approximately $218,000 and $191,000 at January 31, 1997 and 1996 respectively.

The business and all of the outstanding common shares of Athena were acquired on September 27, 1996. Athena produces printed, laminated, embossed and hot stamped labels, wraps, seals and decals for the cosmetics, pharmaceutical and health and beauty aids industries. Athena's production equipment and administrative operations were moved to Goodren's facility in Englewood, New Jersey in January 1997. Athena's sales were backlogged at approximately $65,000, at January 31, 1997. Athena believes that it can fulfil the 1997 backlog on a timely basis.

Goodren and Athena both face strong competition in their respective businesses, based mainly on quality, service and price. Goodren and Athena combined, employ 30 persons of whom 12 are represented by unions.

The business and certain of the assets of Flexible were acquired on December 11, 1994. Flexible produces and prints on plastic, pre-cure in-mold heat transfer labels for the identification and decoration of rubber and silicone hoses, belts and tire patches. Flexible's sales were backlogged at approximately $80,000 at January 31, 1997 and $75,000 at January 31, 1996. Flexible believes that it can fulfill its 1997 backlog on a timely basis.

Flexible also faces strong competition in its business and its competition has been mainly on the basis of quality, service and price. Flexible employs 14 persons, none of whom are represented by unions.

FINANCIAL CONDITION OF THE COMPANY

The following is a discussion concerning the Company, Goodren, Athena and Flexible.

The Company's financial condition has declined from January 31, 1996. The primary reasons for this decline were: (a) the operating loss of the Company for the 1997 fiscal year, (b) the costs of acquiring, moving and integrating Athena's operations and (c) the purchase of additional capital equipment for Flexible. The combination of the above factors has resulted in the Company's average secured debt obligations being higher in 1997 as compared to 1996. The Company's secured debt obligations were $175,000 at January 31, 1997 as compared to zero at January 31, 1996. The Company's current assets decreased to $1,611,936 in 1997 from $2,029,001 in 1996, while its total current liabilities increased to $1,055,524 as of January 31, 1997 from $934,716 as of January 31, 1996. Working capital decreased to $556,412 as of January 31, 1997 from $1,094,285 on January 31, 1996.

The Company's and Goodren's credit line and Note Agreement with Chemical Bank of New Jersey, N.A., which was originally entered into on September 29, 1994, expired on January 12, 1997. The Company is currently negotiating a new borrowing facility.

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

Goodren's products are sold nationwide to manufacturers of consumer products by both an in-house sales force as well as regional, independent manufacturers' representatives. Goodren is a service business which competes on the basis of its ability to produce high quality printing on very short notice. The following table summarizes the percentage of sales attributable to major classes of products:

                                               For the Fiscal Years
                                                 ended January 31,
                                               --------------------
                                                 1997         1996
                                                 ----         ----
            Point-of-Purchase                     45%          41%
            Wall coverings                        55%          59%
                                                 ---          ---
                                                 100%         100%
                                                 ===          ===

Management estimates that Goodren has a 5% share in its portion of the printed on plastic point-of-purchase ("P.O.P.") advertising industry. Overall, the P.O.P. industry is a $16 billion business with over 200 manufacturing companies involved. Products for the entire industry range from a wide variety of counter displays and large end-of-aisle displays to small printed products produced by Goodren. The total printed-on-plastic portion of the industry in which Goodren competes, represents approximately $40 million. The Company estimates that approximately ten companies compete directly with Goodren.

PRESSURE SENSITIVE LABELS, WRAPS, SEALS AND DECALS

Athena produces and markets primarily pressure sensitive labels for the premium cosmetics, pharmaceutical, health and beauty aids industries. Other products include non-pressure sensitive labels, soap wraps, decals and seals. Athena's products are sold primarily in the Northeast by manufacturer's representatives as well as in-house sales personnel.

IN-MOLD HEAT TRANSFER LABELS

Flexible produces and markets in-mold, pre-cure heat transfer labels to the rubber and silicone industry primarily for identification and decoration of hoses and belts. Other products include post cure heat transfer labels for rubber patches, tires and other rubber and silicone products.

Flexible's products are sold nationwide primarily to rubber and silicone hose and belt manufacturers, principally by its in-house sales personnel. The remainder is sold by a limited number of manufacturers' representatives.

Management believes that the total in-mold decal/label market for decorating rubber hoses and belts is approximately $8 million with Flexible's share estimated at approximately 18%. The Company estimates that approximately five companies compete directly with Flexible, including the parent company of one of its customers. Flexible is a service business which competes on the basis of its ability to produce and deliver high quality printing on short notice.

ITEM 2. PROPERTIES

The following table shows the location of each plant or facility of the Registrant and its subsidiaries and sets forth related information. The properties listed below are believed adequate to serve the Company's needs for the foreseeable future.

                                     Approx.            Lease
                                     Area            Expiration        Annual
                                    (Sq. Ft.)           Date           Rental           Principal Use
                                    ---------        ----------        ------           -------------
101 W. Forest Avenue
Englewood, New Jersey                 20,000            6/2000        $57,000           Manufacturing and general offices
                                                                                        for Goodren and Athena
15237 Proctor Avenue
City of Industry, California          12,000          Month to        $60,000           Manufacturing and general
                                                      Month                             office for Flexible
2923 South Pullman
Santa Ana, California                    500          Month to        $ 6,000           Sales office for Flexible
                                                      Month
22 Blackstone Avenue
Branford, Connecticut                    500          Month to        $ 4,800           Office space and headquarters
                                                      Month                             for the Company

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

For additional information regarding contingencies and/or litigation see Note 12c of notes to consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's stock is traded on the over-the-counter market. Bishop Rosen & Company (212-602-0681) and Troster, Singer Corporation are the principal market makers. As of April 15, 1997, the Company believes there were approximately 2,500 shareholders of record. The Company's line of credit agreement (which is presently being re-negotiated) with Chemical Bank prohibits it from paying dividends without the lender's consent. No dividends have been declared or paid during the past two fiscal years. The following table sets forth, by fiscal quarters, the closing bid prices of the Registrant's Common Stock per share for 1996 and 1997:

                             1996                                1997
                   --------------------------        -------------------------
                   First Quarter       $ 3/8         First Quarter       $ 3/8
                   Second Quarter       7/16         Second Quarter        1/4
                   Third Quarter         5/8         Third Quarter        3/16
                   Fourth Quarter        3/8         Fourth Quarter       3/16

The volume of trading is sporadic and infrequent and the prices quoted may not be representative.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

In fiscal 1997, the Company had a net loss of $161,270 ($.07 per share as compared to net income of $129,195 ($.06 per share) in fiscal 1996.

The loss for fiscal 1997 was due to lower operating income of Flexible and Goodren, higher general and administrative costs of EAC, and the costs of acquiring, moving and integrating Athena's operations.

On September 27, 1996, the Company acquired the business and all of the outstanding shares of Athena Packaging, Inc., a manufacturer of labels, wraps, seals, and decals for premium cosmetics, pharmaceutical and health and beauty aids manufacturers. Athena's operations are included in the consolidated operations of the Company from the date of acquisition.

NET SALES

1997 TO 1996

Goodren's sales for 1997 declined 31% from 1996, due to lower sales of both the point of purchase and wall covering segments of its business. Flexible's sales increased by 4% compared to last year.

EARNINGS FROM CONSOLIDATED CONTINUING OPERATIONS

1997 TO 1996

The Company's decrease in operating income from $131,443 in 1996 to an operating loss of $459,296 in 1997, was primarily attributable to a decline in gross profit margins for both Goodren and Flexible, the costs of acquiring and integrating Athena, and higher general and administrative costs of EAC.

Goodren's gross profit margins decreased from 27% in 1996 to 25% in 1997. Goodren's selling, general and administrative expenses decreased 32%, representing 26% of sales in 1997 compared to 27% of sales in 1996.

Flexible's gross profit margins decreased from 37% in 1996 to 32% in 1997. Flexible's selling, general and administrative expenses increased 12%, representing 25% of sales in 1997 compared to 24% of sales in 1996.

INFLATION

The Company expects inflation to be moderate and to be offset by cost reduction programs and price increases.

INTEREST AND OTHER

The Company's interest expense increased in 1997 over 1996 as a result of higher average borrowings for the year. The Company's outstanding debt was $489,504 at January 31, 1997 compared to $642,706 at January 31, 1996.

PROVISION (BENEFIT) FOR INCOME TAXES

The 1997 and 1996 federal income tax provisions are offset in their entirety by net operating loss carryforwards from prior years. The Company has a loss carryforward of approximately $7,000,000 at January 31, 1997 which is available to offset future operating earnings. These carryforward losses will expire in years after 2005.

FINANCIAL RESOURCES AND LIQUIDITY

The Company's financial condition declined somewhat in 1997 from 1996. The Company had working capital of $556,412 as of January 31, 1997 compared to $1,094,285 as of January 31, 1996. The Company and its subsidiaries, Goodren, Athena and Flexible are current on all of their accounts payable and accrued expenses.

In March 1996, the Company entered into an agreement to make quarterly payments of $7,548 against a union pension withdrawal liability/shortfall (see Note 12d of Notes to the Consolidated Financial Statements). Subsequently, on September 30, 1996, the Company and Goodren entered into a Settlement Agreement with the Trustees of the union pension plan whereby Goodren's pension fund liability was reduced from $560,000 to $360,000 payable in 80 equal quarterly payments of $8,752 including annual interest at a rate of 8%. The Company has applied for a hardship case pursuant to the Settlement Agreement, whereby the Company would reduce its quarterly obligations to $3,000 until such time as the Company is out of hardship.

The Company believes that its cash on hand as well as the availability of a new borrowing facility will be sufficient to fund planned operations for at least the next 12 month period. The Company is anticipating capital expenditures of approximately $200,000, during the next year, in order to expand the operations of Goodren, Athena and Flexible.
Management believes that these expenditures can be funded from existing resources.

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

                  Consolidated Financial Statements of the Registrant (Included in Part II, Item 7)

              2.  EXHIBITS

                  (11) Computation of Earnings per Common Share
                       See Exhibit 11

                  (22) Subsidiaries of the Registrant
                       Goodren Products Corporation
                       Flexible Printed Products, Inc.
                       Athena Packaging, Inc.

                  (27) Financial Data Schedule

         (b)  REPORTS ON FORM 8-K

              None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             EAC INDUSTRIES, INC.
                                             (REGISTRANT)


                                             By: /s/ Peter B. Fritzsche
                                                 -------------------------------
                                                 Peter B. Fritzsche
                                                 President, Chief Executive
                                                 Officer and Principal Financial
                                                 and Accounting Officer



Date:  May 14, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Peter B. Fritzsche                                           May 14, 1997
---------------------------------
Peter B. Fritzsche, Director


/s/ P. Bartley Fritzsche                                         May 14, 1997
---------------------------------
P. Bartley Fritzsche, Director

/s/ John B. Millet, Jr                                           May 14, 1997
---------------------------------
John B. Millet, Jr., Director

/s/ E. Donald McKenzie, Jr.                                      May 14, 1997
---------------------------------
E. Donald McKenzie, Jr., Director

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
EAC Industries, Inc.
Branford, Connecticut


We have audited the accompanying consolidated balance sheets of EAC Industries, Inc. and subsidiaries as of January 31, 1997 and 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the two year period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EAC Industries, Inc. and subsidiaries as of January 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





                                              /s/ LAZAR, LEVINE & COMPANY LLP
                                              --------------------------------
                                              LAZAR, LEVINE & COMPANY LLP


New York, New York
April 4, 1997

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         AS OF JANUARY 31, 1997 AND 1996

                               - ASSETS (NOTE 6) -

                                                                                     1997               1996
                                                                                 ------------       -----------
CURRENT ASSETS:
   Cash (Notes 2d and 2h)                                                        $   594,412        $   628,380
   Accounts receivable - net of allowance for doubtful accounts of $45,566
     and $45,980 for 1997 and 1996, respectively (Note 2d)                           666,379            996,132
   Inventories (Notes 2e and 4)                                                      300,238            302,840
   Prepaid taxes and expenses                                                         50,907            101,649
                                                                                 -----------        -----------

TOTAL CURRENT ASSETS                                                               1,611,936          2,029,001
                                                                                 -----------        -----------

PROPERTY, PLANT AND EQUIPMENT, NET (NOTES 2f, 5 AND 8)                               710,166            563,619
                                                                                 -----------        -----------

OTHER ASSETS:
   Costs in excess of net assets acquired (Notes 2g and 3)                           453,601            367,967
   Deferred taxes (Notes 2i and 9)                                                   510,000            510,000
   Other assets (Note 2h)                                                             29,182             52,500
                                                                                 -----------        -----------
                                                                                     992,783            930,467
                                                                                 -----------        -----------

                                                                                 $ 3,314,885        $ 3,523,087
                                                                                 ===========        ===========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
   Accounts payable                                                              $   247,152        $   246,897
   Accrued expenses (Note 7)                                                         579,441            571,960
   Capital lease obligations - current portion (Note 8b)                              34,589                 --
   Long-term liabilities - current portion (Note 8a)                                  14,181             34,232
   Deferred income                                                                        --             75,268
   Acquisition note payable (Note 3)                                                 175,000                 --
   Income taxes payable (Notes 2i and 9)                                               5,161              6,359
                                                                                 -----------        -----------

TOTAL CURRENT LIABILITIES                                                          1,055,524            934,716
                                                                                 -----------        -----------

LONG-TERM DEBT - NET OF CURRENT PORTION (NOTE 8):
   Capital lease obligations                                                          81,377                 --
   Other liabilities                                                                 359,357            608,474
                                                                                 -----------        -----------

                                                                                     440,734            608,474
                                                                                 -----------        -----------

COMMITMENTS AND CONTINGENCIES  (NOTES 10, 11 AND 12)

SHAREHOLDERS' EQUITY:
   Common stock, $.10 par value; 20,000,000 shares authorized;
     2,319,285 shares issued                                                         231,929            231,929
   Capital in excess of par value                                                 10,504,380         10,504,380
   Accumulated deficit                                                            (8,867,082)        (8,705,812)
                                                                                 -----------        -----------
                                                                                   1,869,227          2,030,497
   Less: Common stock in treasury, 7,598 shares at cost                              (50,600)           (50,600)
                                                                                 -----------        -----------

                                                                                   1,818,627          1,979,897
                                                                                 -----------        -----------

                                                                                 $ 3,314,885        $ 3,523,087
                                                                                 ===========        ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 Year Ended January 31,
                                                                              ----------------------------
                                                                                 1997             1996
                                                                              ----------        ----------
NET SALES  (NOTE 11)                                                          $5,988,315        $7,659,689
                                                                              ----------        ----------

COSTS AND EXPENSES:
    Cost of products sold                                                      4,392,978         5,435,681
    Selling, general and administrative expenses                               2,054,633         2,092,565
                                                                              ----------        ----------
TOTAL COSTS AND EXPENSES                                                       6,447,611         7,528,246
                                                                              ----------        ----------

OPERATING (LOSS) INCOME                                                         (459,296)          131,443
                                                                              ----------        ----------

OTHER INCOME (EXPENSE):
    Interest expense                                                             (22,176)          (14,295)
    Gain on sale of fixed assets                                                 242,000                --
    Interest and other income                                                     99,072            22,809
                                                                              ----------        ----------
                                                                                 318,896             8,514
                                                                              ----------        ----------

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES                                 (140,400)          139,957

    Income taxes, net of operating loss carryforwards  (Notes 2i and 9)           20,870            10,762
                                                                              ----------        ----------

NET (LOSS) INCOME                                                             $ (161,270)       $  129,195
                                                                              ==========        ==========

(LOSS) INCOME PER SHARE  (NOTE 2j)                                            $     (.07)       $      .06
                                                                              ==========        ==========


   The accompanying notes are an integral part of these consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                                              Capital in                      Common          Total
                                     Number of     Common       Excess      Accumulated      Stock in     Shareholders'
                                      Shares       Stock        of Par        Deficit        Treasury        Equity
                                     ---------    --------    -----------   -----------      --------     ------------
Balance at January 31, 1995          2,319,285    $231,929    $10,504,380   $(8,835,007)     $(50,600)     $1,850,702

Net income for the year                     --          --             --       129,195            --         129,195
                                     ---------    --------    -----------   -----------      --------      ----------

Balance at January 31, 1996          2,319,285     231,929     10,504,380    (8,705,812)      (50,600)      1,979,897

Net loss for the year                       --          --             --      (161,270)           --        (161,270)
                                     ---------    --------    -----------   -----------      --------      ----------

BALANCE AT
  JANUARY 31, 1997                   2,319,285    $231,929    $10,504,380   $(8,867,082)     $(50,600)     $1,818,627
                                     =========    ========    ===========   ===========      ========      ==========


   The accompanying notes are an integral part of these consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                          Year Ended January 31,
                                                                                                      -----------------------------
                                                                                                         1997              1996
                                                                                                      ---------           ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                                   $(161,270)          $ 129,195
  Adjustments to reconcile net (loss) income to cash (utilized) by operating activities:
    Depreciation and amortization                                                                       141,035             105,201
    Allowance for doubtful accounts                                                                      75,000              30,000
    Amortization of deferred rental income                                                              (75,268)           (103,938)
    Gain on sale of fixed assets                                                                       (242,000)                 --
  Changes in assets and liabilities:
    Decrease (increase) in accounts and notes receivable                                                461,728            (209,509)
    Decrease in inventories                                                                             105,166             215,480
    Decrease (increase) in prepaid expenses                                                             116,880             (35,622)
    (Decrease) in accounts payable, accrued expenses and accrued income taxes                          (442,961)           (167,130)
    (Decrease) in other, net                                                                                 --             (25,000)
                                                                                                      ---------           ---------
       NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                                      (21,690)            (61,323)
                                                                                                      ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets                                                                    242,000                  --
  Capital expenditures                                                                                  (48,598)           (144,102)
  Investment in new subsidiary                                                                         (175,000)                 --
                                                                                                      ---------           ---------
       NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                                  18,402            (144,102)
                                                                                                      ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) in short-term debt                                                                              --            (150,000)
  Payments of capital lease obligations                                                                 (25,870)                 --
  Payments of long-term debt                                                                             (4,810)             (4,702)
                                                                                                      ---------           ---------
       NET CASH (USED BY) FINANCING ACTIVITIES                                                          (30,680)           (154,702)
                                                                                                      ---------           ---------

(DECREASE) IN CASH AND CASH EQUIVALENTS                                                                 (33,968)           (360,127)

  Cash and cash equivalents, at beginning of year                                                       628,380             988,507
                                                                                                      ---------           ---------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                                                             $ 594,412           $ 628,380
                                                                                                      =========           =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                                       $  17,906           $  14,295
  Income taxes paid                                                                                       6,260              50,070



  The accompanying notes are an integral part of these consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1997 AND 1996



NOTE  1   -      DESCRIPTION OF THE COMPANY:

                 EAC Industries, Inc., the Company, was organized in 1958 as a New York corporation. The Company is a holding company with three wholly-owned operating subsidiaries, Goodren Products Corporation ("Goodren"), Flexible Printed Products, Inc. ("Flexible") and Athena Packaging, Inc. ("Athena"), see Note 3. Goodren designs and produces point-of-purchase advertising displays and wall decorations on semi-durable plastic. Goodren's major market is consumer product manufacturers and one marketer of children's wall decorations. Flexible produces and prints on plastic, pre-cure in-mold heat transfer labels for the identification and decoration of rubber and silicone hoses, belts and tire patches. Athena produces printed laminated, embossed and hot stamped labels, wraps, seals and decals for the cosmetics, pharmaceutical and health and beauty aids industries. Each of these subsidiaries sells their products to customers throughout the United States.


NOTE  2   -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                 The Company's accounting policies are in accordance with generally accepted accounting principles. Outlined below are those policies considered particularly significant.

        (a)      USE OF ESTIMATES:

                 In preparing financial statements in accordance with generally accepted accounting principles, management makes certain estimates and assumptions, where applicable, that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

        (b)      BASIS OF CONSOLIDATION:

                 The consolidated financial statements include the accounts of the Company and its operating subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

        (c)      STATEMENTS OF CASH FLOWS:

                 For purposes of the statements of cash flows, the Company considers all investments purchased with a remaining maturity of three months or less to be a cash equivalent.

        (d)      CONCENTRATION OF CREDIT RISK:

                 Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1997 AND 1996



NOTE  2  -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED):

         (d)    CONCENTRATION OF CREDIT RISK  (CONTINUED):

                The Company and its subsidiaries maintain, at times, deposits, in federally insured financial institutions, in excess of federally insured limits. Management attempts to monitor the soundness of these financial institutions and feels the Company's risk is negligible.

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

         (g)    GOODWILL:

                Costs in excess of net assets acquired are considered goodwill and are being amortized over periods ranging from 15 to 40 years on a straight line basis. Amortization costs were $24,208 and $24,833 for the years ended January 31, 1997 and 1996, respectively. Accumulated amortization as of January 31, 1997 and 1996 aggregated $257,250 and $243,042, respectively.

                The Company periodically reviews the valuation and amortization of goodwill to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets in accordance with Statement of Financial Accounting Standard No. 121 - Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of.

         (h)    RESTRICTED CASH:

                Cash balances required to be maintained in a severance fund ($25,000) as per Goodren's contract with a labor union, is considered as restricted cash, and is included in non-current assets.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1997 AND 1996



NOTE  2  -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED):

        (i)     INCOME TAXES  (SEE ALSO NOTE 9):

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

        (j)     INCOME PER SHARE:

                Net (loss) income per share has been computed based upon the weighted average number of common and common equivalent shares outstanding during each period presented.


NOTE  3  -      ACQUISITION:

                On September 27, 1996, the Company purchased all of the outstanding capital stock of Athena Packaging, Inc. ("Athena"), for $350,000. The acquisition agreement required that 50% of the purchase price be paid at closing and the balance paid on March 1, 1997. The acquisition was accounted for as a purchase, accordingly, the acquired assets and liabilities assumed through this purchase have been recorded at their estimated fair market values at the date of acquisition. The cost of the acquisition exceeded the fair market value of the assets acquired by $124,050, which amount was assigned to goodwill and is being amortized on a straight-line basis over 15 years (see Note 2g).

                The Company's consolidated statements of operations include the revenues and expenses of Athena beginning September 27, 1996, the date of acquisition. The following pro forma results were developed assuming the acquisition had occurred at the beginning of the earliest period presented (February 1, 1995).

                                                      Year Ended January 31,
                                                   ----------------------------
                                                      1997              1996
                                                   ----------        ----------
                                                   (UNAUDITED)       (Unaudited)
                   Net sales                       $6,541,000        $8,512,000
                   Net (loss) earnings             $ (135,000)       $  127,000
                   (Loss) earnings per share       $     (.06)       $      .05

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1997 AND 1996



NOTE  4  -      INVENTORIES:

                Inventories at January 31, 1997 and 1996 consisted of the following:

                                                    1997              1996
                                                  --------          --------
                        Raw materials             $234,768          $250,005
                        Work in process             60,470            48,435
                        Finished goods               5,000             4,400
                                                  --------          --------
                                                  $300,238          $302,840
                                                  ========          ========

NOTE  5  -      PROPERTY, PLANT AND EQUIPMENT:

                Fixed assets and accumulated depreciation at January 31, 1997 and 1996 consisted of the following:


                                                                   1997                1996
                                                                ----------          ----------
       Building and improvements                                $  343,874          $  388,973
       Machinery and equipment                                   1,093,170           1,100,347
       Label artwork                                               150,000             150,000
       Transportation equipment                                     22,275              47,812
       Furniture and fixtures                                       65,977              45,528
                                                                ----------          ----------
                                                                 1,675,296           1,732,660
       Less: accumulated depreciation and amortization           1,002,630           1,206,541
                                                                ----------          ----------
                                                                   672,666             526,119
       Add:  Land                                                   37,500              37,500
                                                                ----------          ----------
                                                                $  710,166          $  563,619
                                                                ==========          ==========

                For the years ended January 31, 1997 and 1996, depreciation expense aggregated $116,827 and $80,368, respectively.


NOTE  6  -      SHORT-TERM DEBT:

                The Company established a new loan facility, effective in January 1996 which offered a maximum line of credit of $750,000, provided for advances of up to 80% of eligible accounts receivable and 50% of finished goods inventory (for a maximum of $350,000) and was collateralized by all of the assets of the Company and its subsidiaries. This line of credit expired in January 1997. Interest accrued at the annual rate of prime plus 2%. As of January 31, 1997 and 1996 there were no outstanding borrowings under this agreement. The Company is in the process of negotiating a new credit facility with its bank.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1997 AND 1996



NOTE  7  -    ACCRUED EXPENSES:

              At January 31, 1997 and 1996 accrued expenses consisted of the following:

                                                 1997              1996
                                               --------          --------
             Salaries and wages                $ 47,649          $ 37,063
             Employee benefits                  282,558           375,041
             Accrued interest payable                --            52,000
             Other                              249,234           107,856
                                               --------          --------
                                               $579,441          $571,960
                                               ========          ========


NOTE  8  -    LONG-TERM DEBT:

        (a)   OTHER LIABILITIES:

              At January 31, 1997 and 1996 long-term liabilities included the following:

                                                                                 1997              1996
                                                                               --------          --------
              9% equipment note payable in monthly installments of
              $427, inclusive of interest, maturing in April 1998              $  5,283          $ 10,092

              Union pension withdrawal liability/shortfall, presently
              payable in quarterly installments of $8,752 (including
              interest at 8% per annum (see Note 12d)                           368,255           632,614
                                                                               --------          --------
                                                                                373,538           642,706
              Less: current portion                                              14,181            34,232
                                                                               --------          --------
                                                                               $359,357          $608,474
                                                                               ========          ========

              Aggregate maturities of long-term liabilities for the next five and in the aggregate are $14,181, $9,525, $10,194 $10,911, $11,678 and $317,049 thereafter.

        (b)   CAPITAL LEASE OBLIGATIONS:

              The Company and its subsidiaries are the lessees of machinery and equipment under leases expiring at various dates through July 2001. The assets and liabilities are recorded at the lower of the present value of the minimum lease payments or the fair market value of the assets. The assets are depreciated over their estimated useful lives. Depreciation of assets under capital leases included in depreciation expense for the year ended January 31, 1997, aggregated $4,440.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1997 AND 1996



NOTE  8  -    LONG-TERM DEBT (CONTINUED):

        (b)   CAPITAL LEASE OBLIGATIONS (CONTINUED):

              Minimum future lease payments under capital leases as of January 31, 1997 and for each of the next five years are as follows:

                       1998                                        $  48,593
                       1999                                           40,978
                       2000                                           33,228
                       2001                                           17,448
                       2002                                            8,724
                                                                    --------
                Total minimum lease payments                         148,971
                Less: amount representing interest                   (33,005)
                                                                    --------
                                                                    $115,966
                                                                    ========


NOTE  9  -    INCOME TAXES:

              The provision for income taxes consisted of the following for the years ended January 31, 1997 and 1996:

                                                          1997             1996
                                                         -------          -------
         Current:
           Federal (net of benefit of operating
              loss carryforward)                         $    --          $    --
           State and local                                20,870           10,762
                                                         -------          -------
                                                          20,870           10,762
                                                         -------          -------
         Deferred:
           Federal                                            --               --
           State and local                                    --               --
                                                         -------          -------
                                                              --               --
                                                         -------          -------

         PROVISION FOR INCOME TAXES                      $20,870          $10,762
                                                         =======          =======

              The components of the net deferred income tax asset, pursuant to SFAS 109, as of January 31, 1997 and 1996 are as follows:


                                                  1997                1996
                                               ----------          ----------
        Deferred tax assets:
          Accounts receivable                  $    5,400          $    5,400
          Inventory                                 1,800               1,800
          Operating loss carryforward           2,040,000           2,040,000
                                               ----------          ----------

        Total deferred tax asset                2,047,200           2,047,200

          Valuation allowance                   1,537,200           1,537,200
                                               ----------          ----------
        NET DEFERRED INCOME TAX ASSET          $  510,000          $  510,000
                                               ==========          ==========

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1997 AND 1996



NOTE  9  -    INCOME TAXES (CONTINUED):

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

              Reconciliation of the statutory Federal income tax rate to the Company's negative effective tax rate for the years ended January 31, 1997 and 1996 is not provided due to the utilization of net operating losses and the recognition of the deferred tax asset above.


NOTE 10  -    RETIREMENT PLANS:

              Goodren has a defined contribution profit sharing plan covering a substantial portion of its employees. Contributions are based on a percentage of each participant's compensation or a fixed annual contribution for union employees based on a collective bargaining agreement. The cost of the plan amounted to $35,000 and $44,000 in 1997 and 1996. See also Note 12d.


NOTE 11  -    ECONOMIC DEPENDENCY:

              One of the Company's customers accounted for 39% of net sales for each of the years ended January 31, 1997 and 1996.


NOTE 12  -    COMMITMENTS AND CONTINGENCIES:

        (a)   OPERATING LEASES:

              The Company and its subsidiaries lease certain administrative and manufacturing facilities and equipment under operating leases expiring at various times through 2000. Other locations are rented on a month to month basis. Rental and lease expense aggregated approximately $146,512 and $147,000 for the years ended January 31, 1997 and 1996, respectively.

              Future minimum rental commitments for existing operating leases and in the aggregate are as follows:


              Fiscal year ending January 31,        1998 -    $ 70,699
                                                    1999 -      66,032
                                                    2000 -      66,032
                                                    2001 -      27,513
                                                              --------
                                                              $230,276
                                                              ========

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1997 AND 1996



NOTE 12 -     COMMITMENTS AND CONTINGENCIES  (CONTINUED):

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

      (d)     OTHER:

              Goodren has withdrawn from participating in the District 65 Union Pension Plan (the "Plan"), see Note 10. The withdrawal has resulted in the assessment of a withdrawal liability owed to the Plan by Goodren. During the year ended January 31, 1995, the Company accrued a reserve for an estimated liability of $560,000 which counsel to the Company believed would be payable over a period of approximately 22 years beginning approximately one year from the withdrawal date. In March of 1996, subsequent to the balance sheet, the Company signed an agreement with the Plan whereby they will make quarterly payments of $7,548. A September 30, 1996, the Company and Goodren entered into a Settlement Agreement with the Trustees of the union pension plan whereby Goodren's pension fund liability was reduced to $360,000 payable in 80 equal quarterly payments of $8,752 including annual interest at a rate of 8%. The Company has applied for a hardship case pursuant to the Settlement Agreement, whereby the Company would reduce its quarterly obligations to $3,000 until such time as the Company is out of hardship. Goodren is also potentially liable to the Internal Revenue Service ("IRS") for excise taxes of approximately $5,000 under paragraph 4971 of the Internal Revenue Code.

                               EXHIBIT INDEX

Item No.                        Description
--------                        -----------


(11)                   Computation of Earnings per Common Share
                       See Exhibit 11


(27)                   Financial Data Schedule