Form 10QSB
period 1997-04-30
EAC INDUSTRIES INC
filed 1997-06-13
CIK 30892

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 1997

                                       OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

     Commission File Number: 1-4338


                              EAC INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           New York                                      21-0702336
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    22 BLACKSTONE AVENUE, BRANFORD, CT 06405
               (Address of principal executive offices) (Zip Code)

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


                Class                              Outstanding at April 30, 1997
Common Stock, par value $.10 per share                    2,311,687 shares

                                    - INDEX -

                                                                                                     PAGE(S)

PART I.        Financial Information:

ITEM 1.        Financial Statements

               Consolidated Condensed Balance Sheets - April 30, 1997 (Unaudited)
               and January 31, 1997                                                                     3.

               Consolidated Condensed Statements of Operations (Unaudited) -
               Three Months Ended April 30, 1997 and 1996                                               4.

               Consolidated Condensed Statements of Cash Flows (Unaudited) -
               Three Months Ended April 30, 1997 and 1996                                               5.

               Notes to Interim Consolidated Condensed Financial Statements (Unaudited)                 6.


ITEM 2.        Management's Discussion and Analysis or Plan of Operation                                7.


PART II.       Other Information                                                                        9.


SIGNATURES                                                                                             10.


EXHIBITS:

               Exhibit 11 - Earnings Per Share

               Exhibit 27 - Financial Data Schedule

                                                                         Page 2.

PART I.        FINANCIAL INFORMATION:

ITEM I.        FINANCIAL STATEMENTS:

                                                EAC INDUSTRIES, INC. AND SUBSIDIARIES
                                                CONSOLIDATED CONDENSED BALANCE SHEETS

                                                             - ASSETS -
                                                                                                APRIL 30,            January 31,
                                                                                                  1997                 1997
                                                                                              ------------           ------------
                                                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash                                                                                        $    443,451           $    594,412
  Notes and accounts receivable - net of allowance for doubtful accounts
    of $45,566 at April 30, and January 31, 1997, respectively                                     805,921                666,379
  Inventories                                                                                      367,520                300,238
  Prepaid taxes and expenses                                                                        65,743                 50,907
                                                                                              ------------           ------------

TOTAL CURRENT ASSETS                                                                             1,682,635              1,611,936
                                                                                              ------------           ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                                 682,146                710,166
                                                                                              ------------           ------------

OTHER ASSETS:
  Costs in excess of net assets acquired - net                                                     445,669                453,601
  Deferred income taxes                                                                            510,000                510,000
  Other assets                                                                                      29,182                 29,182
                                                                                              ------------           ------------
                                                                                                   984,851                992,783
                                                                                              ------------           ------------

                                                                                              $  3,349,632           $  3,314,885
                                                                                              ============           ============


                                              - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
  Accounts payable                                                                            $    367,714           $    247,152
  Accrued expenses                                                                                 536,962                579,441
  Long-term liabilities - current portion                                                           90,342                223,770
  Income taxes payable                                                                                  --                  5,161
                                                                                              ------------           ------------

TOTAL CURRENT LIABILITIES                                                                          995,018              1,055,524
                                                                                              ------------           ------------

LONG-TERM LIABILITIES - NET OF CURRENT PORTION                                                     518,040                440,734
                                                                                              ------------           ------------

COMMITMENTS AND CONTINGENCIES  (NOTE 3)

SHAREHOLDERS' EQUITY:
  Common stock, $.10 par value; 20,000,000 shares authorized,
    2,319,285 shares issued                                                                        231,929                231,929
  Capital in excess of par value                                                                10,504,380             10,504,380
  Accumulated deficit                                                                           (8,849,135)            (8,867,082)
                                                                                              ------------           ------------
                                                                                                 1,887,174              1,869,227
  Less: Common stock in treasury, 7,598 shares at cost                                             (50,600)               (50,600)
                                                                                              ------------           ------------
                                                                                                 1,836,574              1,818,627
                                                                                              ------------           ------------

                                                                                              $  3,349,632           $  3,314,885
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

                                                                         Page 3.

                                                EAC INDUSTRIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                                                                                      For The Three Months
                                                                                                         Ended April 30,
                                                                                           ----------------------------------------
                                                                                               1997                         1996
                                                                                           -----------                  -----------

NET SALES                                                                                  $ 1,742,656                  $ 1,705,804
                                                                                           -----------                  -----------

COSTS AND EXPENSES:
  Cost of products sold                                                                      1,240,253                    1,194,225
  Selling, general and administrative expenses                                                 476,036                      549,253
                                                                                           -----------                  -----------
TOTAL COSTS AND EXPENSES                                                                     1,716,289                    1,743,478
                                                                                           -----------                  -----------

OPERATING INCOME (LOSS)                                                                         26,367                      (37,674)
                                                                                           -----------                  -----------

OTHER INCOME (EXPENSES):
  Interest expense                                                                             (10,556)                        (143)
  Interest and other income                                                                      2,136                       22,485
                                                                                           -----------                  -----------
                                                                                                (8,420)                      22,342
                                                                                           -----------                  -----------

INCOME (LOSS) BEFORE INCOME TAXES                                                               17,947                      (15,332)

    Income taxes, net of operating loss carryforwards                                               --                           --
                                                                                           -----------                  -----------

NET INCOME (LOSS)                                                                          $    17,947                  $   (15,332)
                                                                                           ===========                  ===========

INCOME (LOSS) PER SHARE  (NOTE 2)                                                          $       .01                  $      (.01)
                                                                                           ===========                  ===========


 The accompanying notes are an integral part of these consolidated statements.

                                                                         Page 4.

                                                EAC INDUSTRIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)

                                                                                                           For The Three Months
                                                                                                              Ended April 30,
                                                                                                      -----------------------------
                                                                                                        1997             1996
                                                                                                      ---------           ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                                   $  17,947           $ (15,332)
  Adjustments to reconcile net income (loss) to cash provided from operating activities:
    Depreciation and amortization                                                                        40,502              43,686
    Amortization of deferred rental income                                                                   --             (18,817)
  Change in assets and liabilities:
    (Increase) decrease in accounts and notes receivable                                               (139,542)             45,780
    (Increase) decrease in inventories                                                                  (67,282)             71,167
    (Increase) in prepaid expenses and other assets                                                     (10,292)            (23,447)
    Increase in accounts payable, accrued expenses and accrued income taxes                             167,224              46,090
                                                                                                      ---------           ---------
       NET CASH PROVIDED FROM OPERATING ACTIVITIES                                                        8,557             149,127
                                                                                                      ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                                 (4,550)            (75,237)
                                                                                                      ---------           ---------
       NET CASH (USED BY) INVESTING ACTIVITIES                                                           (4,550)            (75,237)
                                                                                                      ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in short-term debt                                                                        (8,032)                 --
  Payments of long-term debt                                                                           (146,936)             (8,258)
                                                                                                      ---------           ---------
       NET CASH (USED BY) FINANCING ACTIVITIES                                                         (154,968)             (8,258)
                                                                                                      ---------           ---------

NET (DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS                                                  (150,961)             65,632

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                                         594,412             628,380
                                                                                                      ---------           ---------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                           $ 443,451           $ 694,012
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

                In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of EAC Industries, Inc. (the "Company") and its subsidiaries, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of April 30, 1997 and the results of its operations and cash flows for the three month periods ended April 30, 1997 and 1996.

                The accounting policies followed by the Company are set forth in
                Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended January 31, 1997, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.

                The results of operations for the three month period ended April 30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE   2  -     EARNINGS (LOSS) PER SHARE:

                Earnings (loss) per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented.

                In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 - Earnings Per Share, which pronouncement changes the method for calculating earnings per share. SFAS 128 requires presentation of "basic " and "diluted" earnings per share as opposed to "primary" and "fully diluted" earnings per share, and is effective for periods ending after December 15, 1997. Early adoption is not permitted. Management does not believe that SFAS 128 will result in earnings per share that is materially different from that currently reported.

NOTE   3  -     CONTINGENCY:

                Goodren has withdrawn from participating in the District 65 Union Pension Plan (the "Plan"). This withdrawal resulted in the assessment of a withdrawal liability owed to the Plan by Goodren. During the year ended January 31, 1995, the Company accrued a reserve for an estimated liability of $560,000 which counsel to the Company believed would be payable over a period of approximately 22 years beginning approximately one year from the withdrawal date. In March of 1996, the Company signed an agreement with the Plan whereby they will make quarterly payments of $7,548. On September 30, 1996, the Company and Goodren entered into a Settlement Agreement with the Trustees of the union pension plan whereby Goodren's pension fund liability was reduced to $360,000 payable in 80 equal quarterly payments of $8,752 including annual interest at a rate of 8%. The Company has applied for a hardship case pursuant to the Settlement Agreement, whereby the Company would reduce its quarterly obligations to $3,000 until such time as the Company is out of hardship. Goodren is also potentially liable to the Internal Revenue Service ("IRS") for excise taxes of approximately $5,000 under paragraph 4971 of the Internal Revenue Code.



                                                                         Page 6.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

              INTRODUCTION:

              EAC Industries, Inc., the Company, is a holding company with three operating subsidiaries: Goodren Products Corporation ("Goodren"), Athena Packaging, Inc. ("Athena") and Flexible Printed Products, Inc. ("Flexible"). Goodren designs and provides point-of-purchase advertising displays and wall decorations on semi-durable plastic. Athena produces printed, laminated embossed and hot-stamped labels, wraps, seals and decals for the cosmetics, pharmaceutical and health and beauty aids industries. Flexible produces and prints on plastic, pre-cure in-mold heat transfer labels for the identification and decoration of rubber and silicone hoses, belts and tire patches.

              The financial information presented herein includes: (i) Consolidated condensed balance sheets as of April 30, 1997 and January 31, 1997; (ii) Consolidated condensed statements of operations for the three month periods ended April 30, 1997 and 1996 and (iii) Consolidated condensed statements of cash flows for the three month periods ended April 30, 1997 and 1996.


              RESULTS OF OPERATIONS:

              Sales for the three-month period ended April 30, 1997 were $1,743,000 as compared to $1,706,000 for the comparable period of the prior year, reflecting an increase of $37,000 or 2.2%. Cost of sales as a percentage of sales remained relatively consistent for the three-month period ended April 30, 1997 at $1,240,000 (71% of sales) as compared to $1,194,000 (70% of sales) for the comparable period of the prior year.

              Selling, general and administrative expenses decreased from $549,000 (32% of sales) for the three-month period ended April 30, 1996 to $476,000 (27% of sales) for the three-month period ended April 30, 1997. The Company believes that this decrease is due to the monitoring of costs more effectively.

              For the three months ended April 30, 1996 the Company reflected a net loss of $15,332. For the three months ended April 30, 1997 the Company reflected net income of $17,947. This increase in earnings was primarily due to the increase in sales and reduced operating overhead as mentioned above.

              LIQUIDITY AND CAPITAL RESOURCES:

              At April 30, 1997, the Company's working capital was $688,000 compared to working capital of $556,000 at its year ended January 31, 1997. Cash amounted to $443,000 at April 30, 1997 compared to $594,000 at January 31, 1997.

              The Company is anticipating capital expenditures of approximately $200,000, during the next year, in order to expand the operations of Goodren, Athena and Flexible. Management believes that these expenditures can be funded from existing resources.

              The Company believes that its cash flows from operations will be sufficient to meet its financial requirements over the next twelve months.



                                                                         Page 7.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED):

              OTHER:

              This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," "intend" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, the degree and nature of competition, the risk of delay in product developmemt and release dates and acceptance of, and demand for, the Company's products.


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



                                        EAC INDUSTRIES, INC.
                                        ----------------------------------------
                                        Registrant




                                        /s/ Peter B. Fritzsche
Date:  June 10, 1997                    ----------------------------------------
                                        Peter B. Fritzsche
                                        Chief Executive Officer and Principal
                                        Accounting Officer



                                                                        Page 10.