Form 10QSB
period 1997-07-31
EAC INDUSTRIES INC
filed 1997-09-15
CIK 30892

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended July 31, 1997

                                      OR

(    )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ______ to ________

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


                  Class                                                   Outstanding at July 31, 1997
Common Stock, par value $.10 per share                                              2,311,687 shares

                                    - INDEX -



                                                                                                                 PAGE(S)
                                                                                                                 -------
PART I.        Financial Information:

ITEM 1.        Financial Statements

               Consolidated Condensed Balance Sheets - July 31, 1997 (Unaudited)
               and January 31, 1997                                                                                  3.

               Consolidated Condensed Statements of Operations (Unaudited) -
               Three and Six Months Ended July 31, 1997 and 1996                                                     4.

               Consolidated Condensed Statements of Cash Flows (Unaudited) -
               Six Months Ended July 31, 1997 and 1996                                                               5.

               Notes to Interim Consolidated Condensed Financial Statements (Unaudited)                         6.   -   7.


ITEM 2.        Management's Discussion and Analysis or Plan of Operation                                        8.   -  10.


PART II.       Other Information                                                                                    11.


SIGNATURES                                                                                                          12.


EXHIBITS:

               Exhibit 11 - Earnings Per Share                                                                      13.

               Exhibit 27 - Financial Data Schedule                                                                 14.

                                                                         Page 2.

PART I.        FINANCIAL INFORMATION:

ITEM I.        FINANCIAL STATEMENTS:

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                               - ASSETS (NOTE 2) -

                                                                                 JULY 31,          January 31,
                                                                                  1997               1997
                                                                                  ----               ----
                                                                               (UNAUDITED)
CURRENT ASSETS:
  Cash                                                                        $    463,808       $    594,412
  Notes and accounts receivable - net of allowance for doubtful accounts
    of $45,566 at July 31, and January 31, 1997, respectively                      739,534            666,379
  Inventories                                                                      336,244            300,238
  Prepaid taxes and expenses                                                        69,560             50,907
                                                                              ------------       ------------

TOTAL CURRENT ASSETS                                                             1,609,146          1,611,936
                                                                              ------------       ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                 646,302            710,166
                                                                              ------------       ------------

OTHER ASSETS:
  Costs in excess of net assets acquired - net                                     432,985            453,601
  Deferred income taxes                                                            510,000            510,000
  Other assets                                                                      29,182             29,182
                                                                              ------------       ------------
                                                                                   972,167            992,783
                                                                              ------------       ------------

                                                                              $  3,227,615       $  3,314,885
                                                                              ============       ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
  Bank line of credit (Note 2)                                                $     35,000       $         --
  Accounts payable                                                                 257,360            247,152
  Accrued expenses                                                                 568,133            579,441
  Long-term liabilities - current portion                                           91,558            223,770
  Income taxes payable                                                               1,200              5,161
                                                                              ------------       ------------

TOTAL CURRENT LIABILITIES                                                          953,251          1,055,524
                                                                              ------------       ------------

LONG-TERM LIABILITIES - NET OF CURRENT PORTION                                     503,778            440,734
                                                                              ------------       ------------

COMMITMENTS AND CONTINGENCIES  (NOTE 4)

SHAREHOLDERS' EQUITY:
  Common stock, $.10 par value; 20,000,000 shares authorized,
    2,319,285 shares issued                                                        231,929            231,929
  Capital in excess of par value                                                10,504,380         10,504,380
  Accumulated deficit                                                           (8,915,123)        (8,867,082)
                                                                              ------------       ------------
                                                                                 1,821,186          1,869,227
  Less: Common stock in treasury, 7,598 shares at cost                             (50,600)           (50,600)
                                                                              ------------       ------------
                                                                                 1,770,586          1,818,627
                                                                              ------------       ------------
                                                                              $  3,227,615       $  3,314,885
                                                                              ============       ============

  The accompanying notes are an integral part of these consolidated statements.

                                                                         Page 3.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               For The Three Months                For The Six Months
                                                                  Ended July 31,                      Ended July 31,
                                                              1997              1996              1997             1996
                                                              ----              ----              ----             ----
NET SALES                                                  $ 1,429,473       $ 1,742,596       $ 3,172,129       $ 3,448,400
                                                           -----------       -----------       -----------       -----------

COSTS AND EXPENSES:
  Cost of products sold                                      1,032,142         1,381,521         2,272,395         2,575,746
  Selling, general and administrative expenses                 455,097           461,217           931,133         1,010,470
                                                           -----------       -----------       -----------       -----------
TOTAL COSTS AND EXPENSES                                     1,487,239         1,842,738         3,203,528         3,586,216
                                                           -----------       -----------       -----------       -----------

OPERATING (LOSS)                                               (57,766)         (100,142)          (31,399)         (137,816)
                                                           -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSES):
  Interest expense                                              (8,629)           (2,296)          (19,185)           (2,439)
  Interest and other income                                        407            26,461             2,543            48,946
                                                           -----------       -----------       -----------       -----------
                                                                (8,222)           24,165           (16,642)           46,507
                                                           -----------       -----------       -----------       -----------

(LOSS) BEFORE INCOME TAXES                                     (65,988)          (75,977)          (48,041)          (91,309)

    Income taxes, net of operating loss carryforwards               --                --                --                --
                                                           -----------       -----------       -----------       -----------

NET (LOSS)                                                 $   (65,988)      $   (75,977)      $   (48,041)      $   (91,309)
                                                           ===========       ===========       ===========       ===========

(LOSS) PER SHARE  (NOTE 3)                                 $      (.03)      $      (.03)      $      (.02)      $      (.04)
                                                           ===========       ===========       ===========       ===========

  The accompanying notes are an integral part of these consolidated statements.

                                                                         Page 4.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           For The Six Months
                                                                                             Ended July 31,
                                                                                         1997             1996
                                                                                         ----             ----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                                           $ (48,041)      $ (91,309)
  Adjustments to reconcile net (loss) to cash provided from operating activities:
    Depreciation and amortization                                                         81,530          53,424
    Amortization of deferred rental income                                                    --         (37,634)
  Change in assets and liabilities:
    (Increase) decrease in accounts and notes receivable                                 (73,155)         66,826
    (Increase) decrease in inventories                                                   (36,006)        120,292
    (Increase) in prepaid expenses and other assets                                      (22,614)         (2,081)
    Increase (decrease) in accounts payable, accrued expenses and accrued
       income taxes                                                                      107,997         (46,569)
                                                                                       ---------       ---------
    NET CASH PROVIDED FROM OPERATING ACTIVITIES                                            9,711          62,949
                                                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                  (1,520)        (12,853)
                                                                                       ---------       ---------
    NET CASH (USED BY) INVESTING ACTIVITIES                                               (1,520)        (12,853)
                                                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from bank line of credit                                                 35,000              --
  Payments of long-term debt                                                            (173,795)        (13,579)
                                                                                       ---------       ---------
  NET CASH (USED BY) FINANCING ACTIVITIES                                               (138,795)        (13,579)
                                                                                       ---------       ---------

NET (DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS                                   (130,604)         36,517

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                          594,412         628,380
                                                                                       ---------       ---------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                            $ 463,808       $ 664,897
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

                In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of EAC Industries, Inc. (the "Company") and its subsidiaries, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of July 31, 1997, the results of its operations for the three and six month periods ended July 31, 1997 and 1996 and cash flows for the six month periods ended July 31, 1997 and 1996.

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

                The results of operations for the three and six month periods ended July 31, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE   2   -    BANK LINE OF CREDIT:

                In May 1997, Goodren entered into an agreement with its bank providing for a line of credit in the aggregate amount of $500,000 through March 31, 1998. Interest is payable at 2% above the bank's prime rate. Borrowings under this line are secured by all assets of Goodren, and guaranteed by EAC, Athena and Flexible.


NOTE   3  -     EARNINGS (LOSS) PER SHARE:

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

                                                                         Page 7.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

               INTRODUCTION:

                EAC Industries, Inc., the Company, is a holding company with three operating subsidiaries: Goodren Products Corporation ("Goodren"), Athena Packaging, Inc. ("Athena") and Flexible Printed Products, Inc. ("Flexible"). Goodren designs and prints point-of-purchase advertising displays and wall decorations on semi-durable plastic. Athena produces printed, laminated embossed and hot-stamped labels, wraps, seals and decals for the cosmetics, pharmaceutical and health and beauty aids industries. Flexible produces and prints on plastic, pre-cure in-mold heat transfer labels for the identification and decoration of rubber and silicone hoses, belts and tire patches.

                The financial information presented herein includes: (I) Consolidated condensed balance sheets as of July 31, 1997 and January 31, 1997; (ii) Consolidated condensed statements of operations for the three and six month periods ended July 31, 1997 and 1996 and (iii) Consolidated condensed statements of cash flows for the six month periods ended July 31, 1997 and 1996.

                RESULTS OF OPERATIONS:

                Consolidated sales for the three-month period ended July 31, 1997 were $1,430,000 as compared to $1,743,000 for the comparable period of the prior year, reflecting a decrease of $313,000 or 18%. Consolidated sales for the six-month period ended July 31, 1997 were $3,172,000 as compared to $3,448,000 for the comparable period of the prior year, reflecting a decrease of $276,000 or 8%. The primary reason for the decrease in sales was due to a decrease in the sales generated by the Goodren group, which now includes Athena.

                Combined sales for Goodren and Athena for the three and six month periods ended July 31, 1997 were $1,050,000 and $2,404,000, respectively. For the comparable periods of the previous year (prior to the acquisition of Athena by EAC), sales were $1,415,000 and $2,746,000, respectively. The decrease of $365,000 for the three-month period is due to a 60% drop in Goodren's sales to the wall decoration segment of its business net of a 38% increase in point-of-purchase sales. The decline in sales for the six-month period of $342,000 was due to decreased sales in both the point of purchase (31%) and wall decoration (26%) segments of Goodren's business.

                Sales for the Company's Flexible subsidiary for the three and six month periods ended July 31, 1997 were $379,000 and $769,000, respectively, as compared to $328,000 and $702,000, respectively, for the same periods of the prior year. Management believes that these increases were due to additional sales to existing customers.

                Consolidated gross profit as a percentage of sales for the three-month periods ended July 31, 1997 and 1996 was 27.8% and 20.7%, respectively. Consolidated gross profit as a percentage of sales for the six-month periods ended July 31, 1997 and 1996 was 28.4% and 25.3%, respectively.

                                                                         Page 8.

                Combined gross profit percentage for Goodren and Athena for the three and six month periods ended July 31, 1997 were 24.1% and 25.4%, respectively. For the comparable periods of the previous year (prior to the acquisition of Athena by EAC), gross profit percentages of Goodren were 19.6% and 24.5%, respectively. Management attributes this improvement in the gross profit percentages to lower material costs and reduced manufacturing labor costs associated with the reduced sales as mentioned above.

                Gross profit percentage realized by Flexible for the three and six month periods ended July 31, 1997 were 38.2% and 37.5%, respectively, as compared to 25.7% and 29.1%, respectively, for the same periods of the prior year. Management believes that the increased gross profit percentages experienced by Flexible were largely due to a decline in raw materials cost.

                Consolidated selling, general and administrative expenses decreased by $79,000 or 7.8% when comparing the six month periods ended July 31, 1997 to the same period in 1996. The Company reflected a small decrease of approximately 1% in selling, general and administrative expenses for the three-month period ended July 31, 1997 when compared to the three-month period ended July 31, 1996.

                Selling, general and administrative expenses for the combined operations of Goodren and Athena for the three and six month periods ended July 31, 1997 were $293,000 and $582,000, respectively. For the comparable periods of the prior year, such expenses were $294,000 and $662,000, respectively. The Company believes that this decrease is due a reduction in payroll and related costs resulting from the decreased sales as discussed above as well as the monitoring of costs more effectively.

                Selling, general and administrative expenses for Flexible for the three and six month periods ended July 31, 1997 were $82,000 and $164,000, respectively. For the comparable periods of the prior year, such expenses were $100,000 and $216,000, respectively. These decreases are attributable to the monitoring of costs more effectively.

                For the three months ended July 31, 1997 and 1996, the Company reflected net losses of $65,988 ($.03 per share) and $75,977 ($.03 per share), respectively. For the six months ended July 31, 1997 and 1996, the Company reflected net losses of $48,041 ($.02 per share) and $91,309 ($.04 per share), respectively. These decreases in the net loss were primarily due to the decrease in cost of sales and reduced operating overhead net of the decreases in sales as mentioned above.

                LIQUIDITY AND CAPITAL RESOURCES:

                At July 31, 1997, the Company's working capital was $656,000 compared to working capital of $556,000 at its year ended January 31, 1997. Cash amounted to $464,000 at July 31, 1997 compared to $594,000 at January 31, 1997.

                In May 1997, Goodren entered into an agreement with its bank providing for a line of credit in the aggregate amount of $500,000 through March 31, 1998. Interest is payable at 2% above the bank's prime rate. Borrowings under this line are secured by all assets of Goodren, and guaranteed by EAC, Athena and Flexible.

                                                                         Page 9.

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

                OTHER:

                This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," "intend" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, the degree and nature of competition, the risk of delay in product development and release dates and acceptance of, and demand for, the Company's products.

                                                                        Page 10.

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

                                                                        Page 11.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   EAC INDUSTRIES, INC.
                                   Registrant




                                   /s/ Peter B. Fritzsche
Date: September 12, 1997           -----------------------------------------
                                   Peter B. Fritzsche
                                   Chief Executive Officer and Principal
                                   Accounting Officer

                                                                        Page 12.

                                EXHIBIT INDEX
                                -------------



 EXHIBIT         DESCRIPTION
 -------         -----------

  (11)     Computation of Earnings per Common Share

  (27)     Financial Data Schedule