Form 10QSB
period 1997-10-31
EAC INDUSTRIES INC
filed 1997-12-23
CIK 30892

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1997

                                       OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                                                   Outstanding at October 31, 1997
----------------------------------------------------               --------------------------------------
Common Stock, par value $.10 per share                                              2,311,687 shares

                                    - INDEX -



                                                                         PAGE(S)

PART I.        Financial Information:

ITEM 1.        Financial Statements

               Consolidated Condensed Balance Sheets -
               October 31, 1997 (Unaudited) and January 31, 1997              3.

               Consolidated Condensed Statements of Operations (Unaudited) -
               Three and Nine Months Ended October 31, 1997 and 1996          4.

               Consolidated Condensed Statements of Cash Flows (Unaudited) -
               Nine Months Ended October 31, 1997 and 1996                    5.

               Notes to Interim Consolidated Condensed
               Financial Statements (Unaudited)                          6. - 7.

ITEM 2.        Management's Discussion and Analysis or
               Plan of Operation                                        8. - 10.

PART II.       Other Information                                             11.

SIGNATURES                                                                   12.

EXHIBITS:

               Exhibit 11 - Earnings Per Share                               13.

               Exhibit 27 - Financial Data Schedule                          14.

PART I.        FINANCIAL INFORMATION:

ITEM I.        FINANCIAL STATEMENTS:

                              EAC INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                               - ASSETS (NOTE 2) -

                                                                                OCTOBER 31,        January 31,
                                                                                   1997                1997
                                                                               ------------        ------------
                                                                               (UNAUDITED)
CURRENT ASSETS:
  Cash                                                                         $    594,775        $    594,412
  Notes and accounts receivable - net of allowance for doubtful accounts
    of $45,566 at October 31 and January 31, 1997, respectively                     839,945             666,379
  Inventories                                                                       312,009             300,238
  Prepaid taxes and expenses                                                         82,844              50,907
                                                                               ------------        ------------
TOTAL CURRENT ASSETS                                                              1,829,573           1,611,936
                                                                               ------------        ------------
PROPERTY, PLANT AND EQUIPMENT, NET                                                  519,862             710,166
                                                                               ------------        ------------
OTHER ASSETS:
  Costs in excess of net assets acquired - net                                      424,627             453,601
  Deferred income taxes                                                             510,000             510,000
  Other assets                                                                       29,182              29,182
                                                                               ------------        ------------
                                                                                    963,809             992,783
                                                                               ------------        ------------
                                                                               $  3,313,244        $  3,314,885
                                                                               ============        ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
  Accounts payable                                                             $    398,971        $    247,152
  Accrued expenses                                                                  683,647             579,441
  Long-term liabilities - current portion                                           102,276             223,770
  Income taxes payable                                                                1,200               5,161
                                                                               ------------        ------------
TOTAL CURRENT LIABILITIES                                                         1,186,094           1,055,524
                                                                               ------------        ------------
LONG-TERM LIABILITIES - NET OF CURRENT PORTION                                      481,623             440,734
                                                                               ------------        ------------
COMMITMENTS AND CONTINGENCIES  (NOTES 2 AND 4)
SHAREHOLDERS' EQUITY:
  Common stock, $.10 par value; 20,000,000 shares authorized,
    2,319,285 shares issued                                                         231,929             231,929
  Capital in excess of par value                                                 10,504,380          10,504,380
  Accumulated deficit                                                            (9,040,182)         (8,867,082)
                                                                               ------------        ------------
                                                                                  1,696,127           1,869,227
  Less: Common stock in treasury, 7,598 shares at cost                              (50,600)            (50,600)
                                                                               ------------        ------------
                                                                                  1,645,527           1,818,627
                                                                               ------------        ------------
                                                                               $  3,313,244        $  3,314,885
                                                                               ============        ============

  The accompanying notes are an integral part of these consolidated statements.


                                                                         Page 3.

                              EAC INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 For The Three Months                 For The Nine Months
                                                                   Ended October 31,                    Ended October 31,
                                                            ------------------------------        ------------------------------
                                                               1997               1996               1997               1996
                                                            -----------        -----------        -----------        -----------
NET SALES                                                   $ 1,447,492        $ 1,367,964        $ 4,619,621        $ 4,816,364
                                                            -----------        -----------        -----------        -----------
COSTS AND EXPENSES:
  Cost of products sold                                       1,123,921            959,367          3,396,316          3,535,113
  Selling, general and administrative expenses                  465,478            402,111          1,396,611          1,412,581
                                                            -----------        -----------        -----------        -----------
TOTAL COSTS AND EXPENSES                                      1,589,399          1,361,478          4,792,927          4,947,694
                                                            -----------        -----------        -----------        -----------
OPERATING INCOME (LOSS)                                        (141,907)             6,486           (173,306)          (131,330)
                                                            -----------        -----------        -----------        -----------
OTHER INCOME (EXPENSES):
  Interest expense                                              (10,389)            (9,202)           (29,574)           (11,641)
  Gain on sale of fixed assets                                   19,745                 --             19,745                 --
  Interest and other income                                       7,492             28,715             10,035             77,661
                                                            -----------        -----------        -----------        -----------
                                                                 16,848             19,513                206             66,020
                                                            -----------        -----------        -----------        -----------
INCOME (LOSS) BEFORE INCOME TAXES                              (125,059)            25,999           (173,100)           (65,310)
    Income taxes, net of operating loss carryforwards                --                 --                 --                 --
                                                            -----------        -----------        -----------        -----------
NET INCOME (LOSS)                                           $  (125,059)       $    25,999        $  (173,100)       $   (65,310)
                                                            ===========        ===========        ===========        ===========
INCOME (LOSS) PER SHARE  (NOTE 3)                           $      (.05)       $       .01        $      (.07)       $      (.03)
                                                            ===========        ===========        ===========        ===========

  The accompanying notes are an integral part of these consolidated statements.


                                                                         Page 4.

                              EAC INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            For The Nine Months
                                                                                             Ended October 31,
                                                                                        --------------------------
                                                                                          1997              1996
                                                                                        ---------        ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                                            $(173,100)       $ (65,310)
  Adjustments to reconcile net (loss) to cash provided from operating activities:
    Depreciation and amortization                                                         122,826           75,722
    Amortization of deferred rental income                                                     --          (56,451)
    Gain on disposal of fixed assets                                                      (19,745)
  Change in assets and liabilities:
    (Increase) decrease in accounts and notes receivable                                 (173,566)         160,717
    (Increase) decrease in inventories                                                    (11,771)          58,781
    (Increase) decrease in prepaid expenses and other assets                              (35,898)          24,186
    Increase (decrease) in accounts payable, accrued expenses and accrued
       income taxes                                                                       373,336          (95,887)
                                                                                        ---------        ---------
    NET CASH PROVIDED FROM OPERATING ACTIVITIES                                            82,082          101,758
                                                                                        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                   (1,520)        (294,721)
    Proceeds from sale of fixed assets                                                    113,248               --
                                                                                        ---------        ---------
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                      111,728         (294,721)
                                                                                        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term debt                                                              --          314,297
    Payments of long-term debt                                                           (193,447)         (51,092)
                                                                                        ---------        ---------
    NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                     (193,447)         263,205
                                                                                        ---------        ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     363           70,242

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                           594,412          628,380
                                                                                        ---------        ---------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                             $ 594,775        $ 698,622
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


                                                                         Page 5.

                              EAC INDUSTRIES, INC.
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of EAC Industries, Inc. (the "Company") and its subsidiaries, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of October 31, 1997, the results of its operations for the three and nine month periods ended October 31, 1997 and 1996 and cash flows for the nine month periods ended October 31, 1997 and 1996.

         The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended January 31, 1997, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.

         The results of operations for the three and nine month periods ended October 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - BANK LINE OF CREDIT:

         In May 1997, Goodren entered into an agreement with its bank providing for a line of credit in the aggregate amount of $500,000 through March 31, 1998. Interest is payable at 2% above the bank's prime rate. Borrowings under this line are secured by all assets of Goodren, and guaranteed by EAC, Athena and Flexible. As of October 31 and January 31, 1997, there were no balances outstanding under this line.


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


                                                                         Page 6.

                              EAC INDUSTRIES, INC.
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - CONTINGENCY:

         Goodren has withdrawn from participating in the District 65 Union Pension Plan (the "Plan"). This withdrawal resulted in the assessment of a withdrawal liability owed to the Plan by Goodren. During the year ended January 31, 1995, the Company accrued a reserve for an estimated liability of $560,000 which counsel to the Company believed would be payable over a period of approximately 22 years beginning approximately one year from the withdrawal date. In March of 1996, the Company signed an agreement with the Plan whereby they will make quarterly payments of $7,548. On September 30, 1996, the Company and Goodren entered into a Settlement Agreement with the Trustees of the union pension plan whereby Goodren's pension fund liability was reduced to $360,000 payable in 80 equal quarterly payments of $8,752 including annual interest at a rate of 8%. Pursuant to the Settlement Agreement, the Company applied for a hardship case, which was granted in December 1997, whereby the Company is able to reduce its quarterly obligations to $3,000 until such time as the Company is out of hardship. Goodren is also potentially liable to the Internal Revenue Service ("IRS") for excise taxes of approximately $5,000 under paragraph 4971 of the Internal Revenue Code.


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

         The financial information presented herein includes: (i) Consolidated condensed balance sheets as of October 31, 1997 and January 31, 1997;
         (ii) Consolidated condensed statements of operations for the three and nine month periods ended October 31, 1997 and 1996 and (iii) Consolidated condensed statements of cash flows for the nine month periods ended October 31, 1997 and 1996.

         RESULTS OF OPERATIONS:

         Consolidated sales for the three-month period ended October 31, 1997 were $1,448,000 as compared to $1,368,000 for the comparable period of the prior year, reflecting an increase of $80,000 or 6%. Consolidated sales for the nine-month period ended October 31, 1997 were $4,620,000 as compared to $4,816,000 for the comparable period of the prior year, reflecting a decrease of $196,000 or 4%. The primary reason for the decrease in sales was due to a decrease in the sales generated by the Goodren group, which now includes Athena.

         Combined sales for Goodren and Athena for the three and nine month periods ended October 31, 1997 were $1,034,000 and $3,438,000, respectively. For the comparable periods of the previous year (prior to the acquisition of Athena by EAC), sales were $976,000 and $3,722,000, respectively. The increase of $58,000 for the three-month period represents sales generated by Athena since its acquisition in September 1996. The decline in sales for the nine-month period of $284,000 was due to decreased sales in both the point of purchase (31%) and wall decoration (26%) segments of Goodren's business.

         Sales for the Company's Flexible subsidiary for the three and nine month periods ended October 31, 1997 were $413,000 and $1,182,000, respectively, as compared to $392,000 and $1,095,000, respectively, for the same periods of the prior year. Management believes that these increases were due to additional sales to existing customers.

         Consolidated gross profit as a percentage of sales for the three month periods ended October 31, 1997 and 1996 was 22.4% and 29.9%, respectively. Consolidated gross profit as a percentage of sales for the nine month periods ended October 31, 1997 and 1996 was 26.5% and 26.6%, respectively.


                                                                         Page 8.

         Combined gross profit percentages for Goodren and Athena for the three and nine month periods ended October 31, 1997 were 16.3% and 22.7%, respectively. For the comparable periods of the previous year (prior to the acquisition of Athena by EAC), gross profit percentages of Goodren were 29% and 25.6%, respectively. Management attributes this decline in the gross profit percentages to higher material and manufacturing labor costs.

         Gross profit percentage realized by Flexible for the three and nine month periods ended October 31, 1997 were 37.6% and 37.5%, respectively, as compared to 31.3% and 30.1%, respectively, for the same periods of the prior year. Management believes that the increased gross profit percentages experienced by Flexible were largely due to a decline in raw materials costs.

         Consolidated selling, general and administrative expenses decreased by $16,000 when comparing the nine month period ended October 31, 1997 to the same period in 1996. The Company reflected an increase of approximately 16% in selling, general and administrative expenses for the three-month period ended October 31, 1997 when compared to the three-month period ended October 31, 1996.

         Selling, general and administrative expenses for the combined operations of Goodren and Athena for the three and nine month periods ended October 31, 1997 were $246,000 and $829,000, respectively. For the comparable periods of the prior year, such expenses were $200,000 and $862,000, respectively. The Company believes that this decrease is due to a reduction in payroll and related costs resulting from the decreased sales as discussed above as well as the monitoring of costs more effectively.

         Selling, general and administrative expenses for Flexible for the three and nine month periods ended October 31, 1997 were $90,000 and $254,000, respectively. For the comparable periods of the prior year, such expenses were $77,000 and $293,000, respectively. These decreases are attributable to the monitoring of costs more effectively.

         For the three months ended October 31, 1997 and 1996, the Company reflected a loss of $125,059 ($.05 per share) and income of $25,999 ($.01 per share), respectively. For the nine months ended October 31, 1997 and 1996, the Company reflected net losses of $173,100 ($.07 per share) and $65,310 ($.03 per share), respectively.

         LIQUIDITY AND CAPITAL RESOURCES:

         At October 31, 1997, the Company's working capital was $643,000 compared to working capital of $556,000 at its year ended January 31, 1997. Cash balances at October 31, 1997 remained relatively unchanged from January 31, 1997.

         In May 1997, Goodren entered into an agreement with its bank providing for a line of credit in the aggregate amount of $500,000 through March 31, 1998. Interest is payable at 2% above the bank's prime rate. Borrowings under this line, which were zero as of October 31, 1997 and January 31 1997, are secured by all assets of Goodren, and guaranteed by EAC, Athena and Flexible.


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

         OTHER:

         This report contains certain forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," "intend" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, the degree and nature of competition, the risk of delay in product development and release dates and acceptance of, and demand for, the Company's products.


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


                                    EAC INDUSTRIES, INC.
                                    Registrant


                                    /s/ Peter B. Fritzsche
                                    ----------------------
Date: December 17, 1997
                                    Peter B. Fritzsche
                                    Chief Executive Officer and Principal
                                    Accounting Officer


                                                                        Page 12.