Form 10KSB
period 1998-01-31
EAC INDUSTRIES INC
filed 1998-05-14
CIK 30892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended January 31, 1998         Commission File Number 1-4338

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Issuers revenues for the most recent fiscal year - $5,992,174.
The aggregate market value of voting stock held by non-affiliates of the registrant as of April 30, 1998 was $545,105.

Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No___

As of April 30, 1998, the registrant had outstanding 2,311,687 shares of Common Stock ($.10 par value).

                                     PART I


ITEM 1.           BUSINESS

The Registrant (also referred to as "EAC" or "the Company") was organized in 1958 as a New York corporation. The common stock of the Company is currently traded on the over-the-counter market and the principal market makers are Bishop Rosen & Company and Troster, Singer Corporation.

The Company has three operating subsidiaries, Goodren Products Corporation ("Goodren"), Athena Packaging, Inc. ("Athena") and Flexible Printed Products, Inc. ("Flexible"). Goodren designs and provides point-of-purchase advertising displays and wall decorations on semi-durable plastic. Goodren's major market is consumer product manufacturers and one marketer of children's wall decorations. Goodren's sales were backlogged at approximately $175,000 and $218,000 at January 31, 1998 and 1997, respectively.

On January 8, 1998, EAC announced the restructuring of Goodren by ceasing operations related to the production and printing of its point of purchase products and the establishing an outsourcing and distribution arrangement with another full line producer of such materials. Over 60% of Goodren's sales in the current year, primarily wall decorations, have already been outsourced for the last several years.

The business and all of the outstanding common shares of Athena were acquired on September 27, 1996. Athena produces printed, laminated, embossed and hot stamped labels, wraps, seals and decals for the cosmetics, pharmaceutical and health and beauty aids industries. Athena's production equipment and administrative operations were moved to Goodren's facility in Englewood, New Jersey in January 1997. Athena's sales were backlogged at approximately $70,000 and $65,000 at January 31, 1998 and 1997, respectively. Athena believes that it can fulfil the 1998 backlog on a timely basis.

Goodren and Athena both face strong competition in their respective businesses, based mainly on quality, service and price. Goodren and Athena combined, employ 30 persons of whom 12 are represented by unions.

The business and certain of the assets of Flexible were acquired on December 11, 1994. Flexible produces and prints on plastic, pre-cure in-mold heat transfer labels for the identification and decoration of rubber and silicone hoses, belts and tire patches. Flexible's sales were backlogged at approximately $75,000 at January 31, 1998 and $80,000 at January 31, 1997. Flexible believes that it can fulfill its 1998 backlog on a timely basis.

Flexible also faces strong competition in its business and its competition has been mainly on the basis of quality, service and price. Flexible employs 14 persons, none of whom are represented by unions.

FINANCIAL CONDITION OF THE COMPANY

The following is a discussion concerning the Company, Goodren, Athena and Flexible.

The Company's financial condition has declined from January 31, 1997. The primary reasons for this decline were: (a) the Company's operating loss for the 1998 fiscal year, (b) the restructuring of Goodren including the elimination of goodwill related to Goodren and (c) the write-off of the deferred tax asset established in fiscal 1996. The combination of the above factors has resulted in the Company's working capital declining to $465,587 in 1998 from $581,412 in 1997. Current assets decreased to $1,561,112 in 1998 from $1,636,936 in 1997 while current liabilities increased to $1,095,525 in 1998 from $1,055,524 in 1997. Also due to the above factors, shareholder's equity decreased to $818,132 in 1998 from $1,818,627 in 1997. The Company's secured debt obligations are lower in 1998 that 1997, having decreased to $118,372 in 1998 from $290,966 in 1997.

The Company's and Goodren's credit line and Note Agreement with Chemical Bank of New Jersey, N.A., which was originally entered into on September 29, 1994, expired February 1998. The Company is currently negotiating a new borrowing facility.

POINT-OF-PURCHASE ADVERTISING
Goodren designs and markets point-of-purchase advertising and sales aids such as signs, posters, decals and product identifiers. These products are used in retail stores on shelves, price channels, floor graphics and display cases. Other products include wall decorations. Goodren's products are produced for them by several outside suppliers and are printed on semi-durable plastic through processes known as flexographic, lithographic and silk screen printing.

Goodren's products are sold nationwide to manufacturers of consumer products by both an in-house sales force as well as regional, independent manufacturers' representatives. Goodren is a service business which competes on the basis of its ability to supply quality printing on very short notice. The following table summarizes the percentage of sales attributable to major classes of products:

                                               For the Fiscal Years
                                                 ended January 31,
                                               --------------------
                                                 1998         1997
                                                 ----         ----

            Point-of-Purchase                     41%          45%
            Wall coverings                        59%          55%
                                                 ---          ---

                                                 100%         100%
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

Management believes that the total in-mold decal/label market for decorating rubber hoses and belts is approximately $9 million with Flexible's share estimated at approximately 19%. The Company estimates that approximately five companies compete directly with Flexible, including the parent company of one of its customers. Flexible is a service business which competes on the basis of its ability to produce and deliver high quality printing on short notice.

ITEM 2.           PROPERTIES

The following table shows the location of each plant or facility of the Registrant and its subsidiaries and sets forth related information. The properties listed below are believed adequate to serve the Company's needs for the foreseeable future.

                                              Approx.       Lease
                                              Area         Expiration       Annual
                                             (Sq. Ft.)      Date            Rental      Principal Use
                                             ---------      ----            ------      -------------
101 W. Forest Avenue
Englewood, New Jersey                          20,000          6/2000      $57,000      Manufacturing and general offices
                                                                                        for Goodren and Athena
1600 North Orangethorp Avenue
Anaheim, California                             7,500          3/2001      $41,600      Manufacturing and general office for
                                                                                        Flexible

2911 East Miraloma Avenue, #20
Anaheim, California                               500        Month to       $6,000      Ink manufacturing and screen
                                                             Month                       supplies for Flexible
22 Blackstone Avenue
Branford, Connecticut                             500        Month to       $6,000      Office space and headquarters
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
                  AND RELATED STOCKHOLDER MATTERS

The Company's stock is traded on the over-the-counter market. Bishop Rosen & Company (212-602-0681) and Troster, Singer Corporation are the principal market makers. As of April 15, 1998, the Company believes there were approximately 1,650 shareholders of record. The Company's line of credit agreement (which is presently being renegotiated) with Chemical Bank prohibits it from paying dividends without the lender's consent. No dividends have been declared or paid during the past two fiscal years. The following table sets forth, by fiscal quarters, the closing bid prices of the Registrant's Common Stock per share for 1997 and 1998:

                               1997                                                    1998
                   -------------------------------                     -----------------------------------
                   First Quarter           $   3/8                     First Quarter              $    3/6
                   Second Quarter              1/4                     Second Quarter                  3/8
                   Third Quarter              3/16                     Third Quarter                  3/16
                   Fourth Quarter             3/16                     Fourth Quarter                 3/16

The volume of trading is sporadic and infrequent and the prices quoted may not be representative.


ITEM 6.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

In fiscal 1998, the Company had a net loss of $1,000,495 ($.43 per share) as compared to a net loss of $161,270 ($.07 per share) in fiscal 1997.

The loss for fiscal 1998 was due to lower sales and gross profit margins at Goodren and the costs associated with the write offs of Goodren's goodwill and deferred tax asset. EAC's selling, general and administrative costs declined approximately 12% in 1998 compared to 1997.

On September 27, 1996, the Company acquired the business and all of the outstanding shares of Athena Packaging, Inc., a manufacturer of labels, wraps, seals, and decals for premium cosmetics, pharmaceutical and health and beauty aids manufacturers. Athena's operations are included in the consolidated operations of the Company from the date of acquisition.

NET SALES
1998 TO 1997

Goodren's sales for 1998 declined 16% from 1997, due to lower sales of both the point of purchase and wall covering segments of its business. Flexible's sales increased by 13% compared to last year. Athena's sales for fiscal 1998 were $728,272. Sales for the period commencing October 1, 1996 (when Athena was acquired) through January 31, 1997 were $238,338.

EARNINGS FROM CONSOLIDATED CONTINUING OPERATIONS
1998 TO 1997

The decrease in the Company's loss from operations from $459,296 in 1997 to $312,194 in 1998 was primarily attributable to the increased sales and profit margins at both Flexible and Athena and the decline in EAC's selling, general and administrative expenses, all of which exceeded the decline in Goodren's operating income due to its lower sales and gross profit margins.

Goodren's gross profit margins decreased from 25% in 1997 to 10% in 1998. Goodren's selling, general and administrative expenses decreased 27%, representing 21% of sales in 1998 compared to 26% of sales in 1997.

Flexible's gross profit margins increased from 30% in 1997 to 35% in 1998. Flexible's selling, general and administrative expenses decreased 27%, representing 21% of sales in 1998 compared to 37% of sales in 1997. Gross profit for Athena for fiscal 1998 was 46% as compared to 30% in fiscal 1997.

INFLATION

The Company expects inflation to be moderate and to be offset by cost reduction programs and price increases.

INTEREST AND OTHER

The Company's interest expense increased in 1998 over 1997 as a result of higher average borrowings for the year. The Company's outstanding debt was $471,611 at January 31, 1998 compared to $664,504 at January 31, 1997.

PROVISION (BENEFIT) FOR INCOME TAXES

The 1998 and 1997 federal income tax provisions are offset in their entirety by net operating loss carryforwards from prior years. The Company has a loss carryforward of approximately $7,500,000 at January 31, 1998 which is available to offset future operating earnings. These carryforward losses will expire in years after 2005. At January 31, 1998 the Company wrote off its deferred tax asset of $510,000 since there was no assurance it would be realized.

FINANCIAL RESOURCES AND LIQUIDITY

The Company's financial condition declined in 1998 from 1997. The Company had working capital of $465,587 as of January 31, 1998 compared to $581,412 as of January 31, 1997. The Company and its subsidiaries, Goodren, Athena and Flexible are current on all of their accounts payable and accrued expenses.

In March 1996, the Company entered into an agreement to make quarterly payments of $7,548 against a union pension withdrawal liability/shortfall (see Note 12d of Notes to the Consolidated Financial Statements). Subsequently, on September 30, 1996, the Company and Goodren entered into a Settlement Agreement with the Trustees of the union pension plan whereby Goodren's pension fund liability was reduced from $560,000 to $360,000 payable in 80 equal quarterly payments of $8,752 including annual interest at a rate of 8%. The Company applied for a hardship case pursuant to the Settlement Agreement, whereby the Company would reduce its quarterly obligations to $3,000 until such time as the Company is out of hardship. The hardship application and settlement was approved in December 1997.

The Company believes that its cash on hand will be sufficient to fund planned operations for at least the next 12 month period. The Company (primarily Flexible) is anticipating capital expenditures of approximately $50,000, during the next year. Management believes that these expenditures can be funded from existing resources.

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



Date: May 11, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Peter B. Fritzsche                                              May 11, 1998
---------------------------------
Peter B. Fritzsche, Director


/s/ P. Bartley Fritzsche                                            May 11, 1998
---------------------------------
P. Bartley Fritzsche, Director

/s/ John B. Millet, Jr                                              May 11, 1998
---------------------------------
John B. Millet, Jr., Director

/s/ E. Donald McKenzie, Jr.                                         May 11, 1998
---------------------------------
E. Donald McKenzie, Jr., Director

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
EAC Industries, Inc.
Branford, Connecticut


We have audited the accompanying consolidated balance sheets of EAC Industries, Inc. and subsidiaries as of January 31, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the two year period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EAC Industries, Inc. and subsidiaries as of January 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.






                                                        LAZAR LEVINE & FELIX LLP


New York, New York
April 23, 1998

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         AS OF JANUARY 31, 1998 AND 1997

                               - ASSETS (NOTE 6) -

                                                                                     1998                1997
                                                                                 ------------        ------------
CURRENT ASSETS:
   Cash (Notes 2d and 2h)                                                        $    450,031        $    619,412
   Accounts receivable - net of allowance for doubtful accounts of $55,000
     and $45,566 for 1998 and 1997, respectively (Note 2d)                            775,748             666,379
   Inventories (Notes 2e and 4)                                                       293,089             300,238
   Prepaid taxes and expenses                                                          42,244              50,907
                                                                                 ------------        ------------

TOTAL CURRENT ASSETS                                                                1,561,112           1,636,936
                                                                                 ------------        ------------

PROPERTY, PLANT AND EQUIPMENT, NET (NOTES 2F, 5 AND 8)                                472,291             710,166
                                                                                 ------------        ------------

OTHER ASSETS:
   Costs in excess of net assets acquired (Notes 2g and 3)                            269,269             453,601
   Deferred taxes (Notes 2i and 9)                                                         --             510,000
   Other assets (Note 2h)                                                               4,182               4,182
                                                                                 ------------        ------------
                                                                                      273,451             967,783
                                                                                 ------------        ------------

                                                                                 $  2,306,854        $  3,314,885
                                                                                 ============        ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
   Accounts payable                                                              $    434,383        $    247,152
   Accrued expenses (Note 7)                                                          580,528             579,441
   Capital lease obligations - current portion (Note 8b)                               30,500              34,589
   Long-term liabilities - current portion (Note 8a)                                    8,914              14,181
   Acquisition note payable (Note 3)                                                   39,000             175,000
   Income taxes payable (Notes 2i and 9)                                                2,200               5,161
                                                                                 ------------        ------------

TOTAL CURRENT LIABILITIES                                                           1,095,525           1,055,524
                                                                                 ------------        ------------

LONG-TERM DEBT - NET OF CURRENT PORTION (NOTE 8):
   Capital lease obligations                                                           48,872              81,377
   Other liabilities                                                                  344,325             359,357
                                                                                 ------------        ------------

                                                                                      393,197             440,734
                                                                                 ------------        ------------

COMMITMENTS AND CONTINGENCIES  (NOTES 10, 11 AND 12)

SHAREHOLDERS' EQUITY:
   Common stock, $.10 par value; 20,000,000 shares authorized;
     2,319,285 shares issued                                                          231,929             231,929
   Capital in excess of par value                                                  10,504,380          10,504,380
   Accumulated deficit                                                             (9,867,577)         (8,867,082)
                                                                                 ------------        ------------
                                                                                      868,732           1,869,227
   Less: Common stock in treasury, 7,598 shares at cost                               (50,600)            (50,600)
                                                                                 ------------        ------------

                                                                                      818,132           1,818,627
                                                                                 ------------        ------------

                                                                                 $  2,306,854        $  3,314,885
                                                                                 ============        ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           Year Ended January 31,
                                                           ----------------------
                                                          1998               1997
                                                       -----------        -----------
NET SALES  (NOTE 11)                                   $ 5,992,174        $ 5,988,315
                                                       -----------        -----------

COSTS AND EXPENSES:
    Cost of products sold                                4,495,241          4,392,978
    Selling, general and administrative expenses         1,809,127          2,054,633
                                                       -----------        -----------
TOTAL COSTS AND EXPENSES                                 6,304,368          6,447,611
                                                       -----------        -----------

(LOSS) FROM OPERATIONS                                    (312,194)          (459,296)
                                                       -----------        -----------

OTHER INCOME (EXPENSE):
    Goodwill impairment charge (Note 2g)                  (147,000)                --
    Interest expense                                       (40,364)           (22,176)
    Gain on sale of fixed assets                            19,745            242,000
    Interest and other income                                4,688             99,072
                                                       -----------        -----------
                                                          (162,931)           318,896

(LOSS) BEFORE PROVISION FOR INCOME TAXES                  (475,125)          (140,400)

    Provision for income taxes  (Notes 2i and 9)           525,370             20,870
                                                       -----------        -----------

NET (LOSS)                                             $(1,000,495)       $  (161,270)
                                                       ===========        ===========

BASIC LOSS PER SHARE  (NOTE 2J)                        $      (.43)       $      (.07)
                                                       ===========        ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               2,311,687          2,311,687
                                                       ===========        ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                     Capital in                         Common            Total
                                  Number of          Common            Excess         Accumulated       Stock in       Shareholders'
                                   Shares            Stock             of Par           Deficit         Treasury          Equity

Balance at January 31, 1996        2,319,285       $   231,929      $10,504,380       $(8,705,812)     $   (50,600)     $ 1,979,897

Net loss for the year                     --                --               --          (161,270)              --         (161,270)
                                 -----------       -----------      -----------       -----------      -----------      -----------

Balance at January 31, 1997        2,319,285           231,929       10,504,380        (8,867,082)         (50,600)       1,818,627

Net loss for the year                     --                --               --        (1,000,495)              --       (1,000,495)
                                 -----------       -----------      -----------       -----------      -----------      -----------

BALANCE AT
  JANUARY 31, 1998                 2,319,285       $   231,929      $10,504,380       $(9,867,577)     $   (50,600)     $   818,132
                                 ===========       ===========      ===========       ===========      ===========      ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Year Ended January 31,
                                                                                           ----------------------
                                                                                           1998               1997
                                                                                        -----------        -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                                            $(1,000,495)       $  (161,270)
  Adjustments to reconcile net (loss) to cash (utilized) by operating activities:
    Depreciation and amortization                                                           180,006            141,035
    Allowance for doubtful accounts                                                           9,470             75,000
    Amortization of deferred rental income                                                       --            (75,268)
    Gain on sale of fixed assets                                                            (19,745)          (242,000)
    Goodwill impairment charge                                                              147,000                 --
    Deferred income taxes                                                                   510,000                 --
  Changes in assets and liabilities:
    (Increase) decrease in accounts and notes receivable                                   (114,369)           461,728
    Decrease in inventories                                                                   7,149            105,166
    Decrease in prepaid expenses                                                              8,663            116,880
    Increase (decrease) in accounts payable, accrued expenses and accrued
       income taxes                                                                         199,945           (442,961)
                                                                                        -----------        -----------
       NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                          (72,376)           (21,690)
                                                                                        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets                                                        113,249            242,000
  Capital expenditures                                                                       (2,773)           (48,598)
  Investment in new subsidiary                                                                   --           (175,000)
                                                                                        -----------        -----------
       NET CASH PROVIDED BY INVESTING ACTIVITIES                                            110,476             18,402
                                                                                        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term debt                                                               (29,604)                --
  Payments of capital lease obligations                                                     (36,594)           (25,870)
  Payments of long-term debt                                                               (141,283)            (4,810)
                                                                                        -----------        -----------
       NET CASH (USED BY) FINANCING ACTIVITIES                                             (207,481)           (30,680)
                                                                                        -----------        -----------

(DECREASE) IN CASH AND CASH EQUIVALENTS                                                    (169,381)           (33,968)

  Cash and cash equivalents, at beginning of year                                           619,412            653,380
                                                                                        -----------        -----------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                                               $   450,031        $   619,412
                                                                                        ===========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                         $    40,364        $    17,906
  Income taxes paid                                                                          15,170              6,260


  The accompanying notes are an integral part of these consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1998 AND 1997



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

                 In December 1997, the Company decided to cease Goodren's production operations and establish an outsourcing arrangement with another manufacturer. Goodren still continues to market and distribute these products (see also Note 2g).


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

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1998 AND 1997



NOTE   2   -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED):

         (d)    CONCENTRATION OF CREDIT RISK/ FAIR VALUE:

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

                Concentrations of credit risk with respect to accounts receivable are limited.

                The carrying value of cash and cash equivalents, accounts receivable and accounts payable reasonably approximate fair value because of the short maturity of those instruments.

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

         (g)    GOODWILL:

                Costs in excess of net assets acquired are considered goodwill and are being amortized over periods ranging from 15 to 40 years on a straight line basis. Amortization costs were $37,332 and $24,208 for the years ended January 31, 1998 and 1997, respectively. Accumulated amortization as of January 31, 1998 and 1997 aggregated $294,582 and $257,250, respectively.

                The Company periodically reviews the valuation and amortization of goodwill to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets in accordance with Statement of Financial Accounting Standard No. 121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1998 AND 1997



NOTE   2   -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED):

         (g)    GOODWILL (CONTINUED):

                During the current year the Company recorded a goodwill writedown of $147,000, thereby eliminating all remaining goodwill of Goodren. The asset of goodwill was determined to be impaired because of the cessation of production operations at Goodren (see Note 1). Anticipated future cash flows of Goodren, from its marketing and distribution efforts, is uncertain, indicating that the recoverability of the asset is not reasonably assured.

         (h)    RECLASSIFICATIONS:

                Certain reclassifications have been made to the 1997 financial statements in order to conform to the 1998 presentation.

         (i)    INCOME TAXES:

                The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") effective February 1, 1993. The standards of SFAS No. 109 require that the Company utilize an asset and liability approach for financial accounting and reporting for income taxes. The primary objectives of accounting for income taxes under SFAS No. 109 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset based on management's assessment of the tax consequences of events that have been reflected in the Company's financial statements or tax returns. See also Note 9.

         (j)    INCOME PER SHARE:

                The Company has adopted SFAS 128 "Earnings Per Share" ("SFAS 128"), which has changed the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period.

          (k)   NEW ACCOUNTING PRONOUNCEMENTS:

                SFAS 130 "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997 and early adoption is permitted. This statement prescribes standards for reporting comprehensive income and its components. The Company will adopt these standards effective for the year ending January 31, 1999.

                SFAS 131 "Disclosures About Segments of an Enterprise and Related Information" is effective for years beginning after December 15, 1997 and early adoption is encouraged. The Company does not presently believe that it operates in more than one identifiable segment.

                See also Earnings (Loss) Per Share.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1998 AND 1997



NOTE   2   -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED):

        (l)     IMPACT OF THE YEAR 2000 ISSUE:

                The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities. The Company has ensured that its software is already year 2000 compliant, and as such this issue is not expected to have a material effect on the operations of the Company.


NOTE   3   -    ACQUISITION:

                On September 27, 1996, the Company purchased all of the outstanding capital stock of Athena Packaging, Inc. ("Athena"), for $350,000. The acquisition agreement required that 50% of the purchase price be paid at closing and the balance paid on March 1, 1997. As of January 31, 1998, the Company still owned $39,000 to the sellers. The acquisition was accounted for as a purchase, accordingly, the acquired assets and liabilities assumed through this purchase have been recorded at their estimated fair market values at the date of acquisition. The cost of the acquisition exceeded the fair market value of the assets acquired by $124,050, which amount was assigned to goodwill and is being amortized on a straight-line basis over 15 years (see Note 2g).

                The Company's consolidated statements of operations include the revenues and expenses of Athena beginning September 27, 1996, the date of acquisition. The following pro forma results were developed assuming the acquisition had occurred at the beginning of the earliest period presented (February 1, 1996).

                                                                     1997
                                                                     ----
                                                                  (Unaudited)

                       Net sales                                  $6,541,000
                       Net (loss) earnings                         $(135,000)
                       (Loss) earnings per share                       $(.06)


NOTE   4   -    INVENTORIES:

                Inventories at January 31, 1998 and 1997 consisted of the following:

                        1998           1997
                      --------       --------
Raw materials         $248,393       $234,768
Work in process          5,000          5,000
Finished goods          39,696         60,470
                      --------       --------
                      $293,089       $300,238
                      ========       ========

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1998 AND 1997



NOTE   5   -    PROPERTY, PLANT AND EQUIPMENT:

                Fixed assets and accumulated depreciation at January 31, 1998 and 1997 consisted of the following:

                                                         1998             1997
                                                      ----------       ----------
Building and improvements                             $  203,529       $  343,874
Machinery and equipment                                1,095,943        1,093,170
Label artwork                                            150,000          150,000
Transportation equipment                                  22,275           22,275
Furniture and fixtures                                    65,977           65,977
                                                      ----------       ----------
                                                       1,537,724        1,675,296
Less: accumulated depreciation and amortization        1,065,433        1,002,630
                                                      ----------       ----------
                                                         472,291          672,666
Add:  Land                                                    --           37,500
                                                      ----------       ----------
                                                      $  472,291       $  710,166
                                                      ==========       ==========

For the years ended January 31, 1998 and 1997, depreciation expense aggregated $147,144 and $116,827, respectively.


NOTE   6   -    SHORT-TERM DEBT:

                In May 1997, Goodren entered into a loan agreement with its bank for a line of credit in the aggregate amount of $500,000 through March 31, 1998. Interest is payable at an annual rate of 2% in excess of the bank's prime lending rate. Borrowings are collateralized by all assets of Goodren and are guaranteed by the Company and its other subsidiaries. This line of credit replaced a previous facility which expired in January 1997. As of January 31, 1998 there were no outstanding borrowings under this new facility.


NOTE   7   -    ACCRUED EXPENSES:

                At January 31, 1998 and 1997 accrued expenses consisted of the following:

                           1998           1997
                         --------       --------
Salaries and wages       $ 39,978       $ 47,649
Employee benefits         216,591        282,558
Other                     323,959        249,234
                         --------       --------
                         $580,528       $579,441
                         ========       ========

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1998 AND 1997



NOTE   8   -    LONG-TERM DEBT:

          (a)   OTHER LIABILITIES:

                At January 31, 1998 and 1997 long-term liabilities included the following:

                                                                1998           1997
                                                              --------       --------

9% equipment note payable in monthly installments of
$427, inclusive of interest                                   $     --       $  5,283

Union pension withdrawal liability/shortfall, presently
payable in quarterly installments of $3,000 (including
interest at 8% per annum (see Note 12d)                        353,239        368,255
                                                              --------       --------
                                                               353,239        373,538
Less: current portion                                            8,914         14,181
                                                              --------       --------
                                                              $344,325       $359,357
                                                              ========       ========

                Aggregate maturities of long-term liabilities for the next five and in the aggregate are $8,914, $9,603, $10,346, $11,146,
                $12,007 and $301,223 thereafter.

        (b)     CAPITAL LEASE OBLIGATIONS:

                The Company and its subsidiaries are the lessees of machinery and equipment under leases expiring at various dates through July 2001. The assets and liabilities are recorded at the lower of the present value of the minimum lease payments or the fair market value of the assets. The assets are depreciated over their estimated useful lives. Depreciation of assets under capital leases included in depreciation expense for the years ended January 31, 1998 and 1997, aggregated $8,880 and $4,440, respectively.

                Minimum future lease payments under capital leases as of January 31, 1998 and for each of the next five years are as follows:

                       1999                                        $  40,978
                       2000                                           33,228
                       2001                                           17,448
                       2002                                            8,724
                                                                   ---------
                Total minimum lease payments                         100,378
                Less: amount representing interest                    21,006
                                                                   ---------
                                                                   $  79,372
                                                                   =========

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1998 AND 1997




NOTE   9   -    INCOME TAXES:


The provision for income taxes consisted of the following for the years ended January 31, 1998 and 1997:

                                                                        1998             1997
                                                                    ----------       ----------
Current:
  Federal                                                           $       --       $       --
  State and local                                                       15,370           20,870
                                                                    ----------       ----------
                                                                        15,370           20,870
Deferred:
  Federal, state and local                                             510,000               --
                                                                    ----------       ----------

PROVISION FOR INCOME TAXES                                          $  525,370       $   20,870
                                                                    ==========       ==========

The components of the net deferred income tax asset, pursuant to SFAS 109, as of January 31, 1998 and 1997 are as follows:

                                                                       1998             1997
                                                                    ----------       ----------
Deferred tax assets:
  Accounts receivable                                               $    3,700       $    5,400
  Inventory                                                              2,800            1,800
  Operating loss carryforward                                        3,000,000        2,040,000
                                                                    ----------       ----------

Total deferred tax asset                                             3,006,500        2,047,200

  Valuation allowance                                                3,006,500        1,537,200
                                                                    ----------       ----------
NET DEFERRED INCOME TAX ASSET                                       $       --       $  510,000
                                                                    ==========       ==========

                 The Company has available operating loss carryforwards for federal tax purposes of approximately $8,000,000. These losses expire in various years beginning in 2005 and may result in deferred tax assets. The Company had previously recorded a deferred tax asset based on the assumed recoverability of the net operating loss carryforward. Since the Company realized a significant net operating loss for the current year, this deferred tax asset has been reversed. The Company has provided a 100% valuation allowance against its deferred tax asset since it is not more likely than not that such asset will be realized in the near future. This allowance will be evaluated at the end of each year, considering both positive and negative evidence concerning the realizability of the asset, and will be increased or reduced accordingly.

                 Reconciliation of the statutory Federal income tax rate to the Company's negative effective tax rate for the years ended January 31, 1998 and 1997 is not meaningful and therefore not provided due to the reversal of the deferred tax asset.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1998 AND 1997



NOTE  10  -      RETIREMENT PLANS:

                 Goodren has a defined contribution profit sharing plan covering substantially all of its employees. Contributions are based on a percentage of each participant's compensation or a fixed annual contribution for union employees based on a collective bargaining agreement. The cost of the plan approximated $35,000 in 1998 and 1997. See also Note 12d.


NOTE  11  -      ECONOMIC DEPENDENCY:

                 One of the Company's customers accounted for approximately 39% of net sales for each of the years ended January 31, 1998 and 1997.


NOTE  12  -      COMMITMENTS AND CONTINGENCIES:

          (a)    OPERATING LEASES:

                 The Company and its subsidiaries lease certain administrative and manufacturing facilities and equipment under operating leases expiring at various times through 2002. Other locations are rented on a month to month basis. Rental and lease expense aggregated approximately $102,000 and $136,000 for the years ended January 31, 1998 and 1997, respectively.

                 Future minimum rental commitments for existing operating leases and in the aggregate are as follows:

                Fiscal year ending January 31, 1999 -      $103,762
                                               2000 -       108,325
                                               2001 -        71,075
                                               2002 -         3,639
                                                           --------
                                                           $286,801
                                                           ========

        (b)     EMPLOYMENT CONTRACTS:

                The Company has an employment contract (the "Contract") with the President of Goodren which originally expired on January 31, 1994 and is subject to automatic renewals for successive one year terms. The contract specifies base compensation of $155,000 for the initial term and is subject to annual increases based on changes in the consumer price index. The contract also provides for additional compensation equal to 5% of the operating income of Goodren provided such operating income exceeds $650,000 for the fiscal year. In December 1994, Goodren entered into a further agreement with this executive whereby the proceeds of a newly purchased term life insurance policy in the amount of $250,000 will be paid to the spouse upon the death of this executive.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1998 AND 1997



NOTE  12  -     COMMITMENTS AND CONTINGENCIES  (CONTINUED):

        (b)     EMPLOYMENT CONTRACTS (CONTINUED):

                Flexible entered into an employment contract with its President for a three year period ending December 15, 1997, which is subject to renewals for successive one year terms. The base compensation under this contract is $75,000 with adjustments to be made annually based on changes in the consumer price index. The contract also provides for additional compensation based on annual sales revenue and/or gross profit performance of Flexible. The contract also encompasses non-compete provisions, availability of medical benefits and the use of an automobile.

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

        (d)     OTHER:

                Goodren has withdrawn from participating in the District 65 Union Pension Plan (the "Plan"), see Note 10. The withdrawal has resulted in the assessment of a withdrawal liability owed to the Plan by Goodren. During the year ended January 31, 1995, the Company accrued a reserve for an estimated liability of $560,000 which counsel to the Company believed would be payable over a period of approximately 22 years beginning approximately one year from the withdrawal date. In March of 1996, the Company signed an agreement with the Plan whereby they will make quarterly payments of $7,548. At September 30, 1996, the Company and Goodren entered into a Settlement Agreement with the Trustees of the union pension plan whereby Goodren's pension fund liability was reduced to $360,000 payable in 80 equal quarterly payments of $8,752 including annual interest at a rate of 8%. The Company applied for relief as a "hardship case" pursuant to the Settlement Agreement, and received approval to reduce its quarterly obligations to $3,000 until such time as the Company is out of hardship. See also Note 8a.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1998 AND 1997



  NOTE  12  -     COMMITMENTS AND CONTINGENCIES  (CONTINUED):

         (e) In November 1997, the Company filed a statement with the Securities and Exchange Commission to register 2,283,551 shares of its common stock to be issued upon exercise of the rights to subscribe for such shares, "the Rights Offering". Shareholders holding 100 shares of common stock or more at the close of business on November 10, 1997 (the record date) will receive one non-transferable Right for each share of common stock held. Each Right entitles the holder to purchase one share of Company common stock at an exercise price of $.22 per share. This offering closed in February 1998, subsequent to the balance sheet date. Simultaneously with the closing, the Company effected (i) a 100 to 1 reverse split of its common stock through a reclassification of its common stock and (ii) an immediate subsequent reclassification with a forward stock split pursuant to which each holder of the reclassified common stock would receive 99 additional shares of reclassified common stock. The effect of this was to eliminate all holders of less than 100 shares (pre-reverse split) of common stock, such stockholders receiving cash of $.28125 per share in lieu of their fractional interests.