Form 10QSB
period 1998-04-30
EAC INDUSTRIES INC
filed 1998-06-19
CIK 30892

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 1998

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


               Class                                                       Outstanding at April 30, 1998
Common Stock, par value $.10 per share                                              3,030,588 shares

                                    - INDEX -



                                                                                             PAGE(S)
                                                                                             -------
PART I.        Financial Information:

ITEM 1.        Financial Statements

               Consolidated Condensed Balance Sheets - April 30, 1998 (Unaudited)
               and January 31, 1998                                                            3.

               Consolidated Condensed Statements of Operations (Unaudited) -
               Three Months Ended April 30, 1998 and 1997                                      4.

               Consolidated Condensed Statements of Cash Flows (Unaudited) -
               Three Months Ended April 30, 1998 and 1997                                      5.

               Notes to Interim Consolidated Condensed Financial Statements (Unaudited)        6.


ITEM 2.        Management's Discussion and Analysis or Plan of Operation                       8.


PART II.       Other Information                                                              10.


SIGNATURES                                                                                    11.


EXHIBITS:

               Exhibit 11 - Earnings Per Share

               Exhibit 27 - Financial Data Schedule

                                                                         Page 2.

PART I.        FINANCIAL INFORMATION:

ITEM I.        FINANCIAL STATEMENTS:

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                   - ASSETS -

                                                                                     APRIL 30,          January 31,
                                                                                       1998                1998
                                                                                       ----                ----
                                                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash                                                                             $    624,532         $    450,031
  Notes and accounts receivable - net of allowance for doubtful accounts
    of $45,566 at April 30, and January 31, 1998, respectively                          724,835              775,748
  Inventories                                                                           378,744              293,089
  Prepaid taxes and expenses                                                             52,540               42,244
                                                                                   ------------         ------------

TOTAL CURRENT ASSETS                                                                  1,780,651            1,561,112
                                                                                   ------------         ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                      472,884              472,291
                                                                                   ------------         ------------

OTHER ASSETS:
  Costs in excess of net assets acquired - net                                          263,537              269,269
  Other assets                                                                            8,586                4,182
                                                                                   ------------         ------------
                                                                                        272,123              273,451
                                                                                   ------------         ------------

                                                                                   $  2,525,658         $  2,306,854
                                                                                   ============         ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
  Accounts payable                                                                 $    538,239         $    434,383
  Accrued expenses                                                                      452,304              580,528
  Long-term liabilities - current portion                                                76,114               78,414
  Income taxes payable                                                                    2,200                2,200
                                                                                   ------------         ------------

TOTAL CURRENT LIABILITIES                                                             1,068,857            1,095,525
                                                                                   ------------         ------------

LONG-TERM LIABILITIES - NET OF CURRENT PORTION                                          384,977              393,197
                                                                                   ------------         ------------

COMMITMENTS AND CONTINGENCIES  (NOTE 3)

SHAREHOLDERS' EQUITY (NOTE 4):
  Common stock, $.10 par value; 20,000,000 shares authorized, 3,030,588 and
    2,319,285 shares issued at April 30, and January 31, 1998, respectively             303,059              231,929
  Capital in excess of par value                                                     10,506,842           10,504,380
  Accumulated deficit                                                                (9,738,077)          (9,867,577)
                                                                                   ------------         ------------
                                                                                      1,071,824              868,732
  Less:  Common stock in treasury, 0 and 7,598 shares at cost at
         April 30, and January 31, 1998, respectively                                      --                (50,600)
                                                                                   ------------         ------------
                                                                                      1,071,824              818,132
                                                                                   ------------         ------------

                                                                                   $  2,525,658         $  2,306,854
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

                                                                         Page 3.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    For The Three Months
                                                                       Ended April 30,
                                                                   ------------------------
                                                                   1998                1997
                                                                   ----                ----
NET SALES                                                       $ 1,334,397         $ 1,742,656
                                                                -----------         -----------

COSTS AND EXPENSES:
    Cost of products sold                                         1,035,740           1,240,253
    Selling, general and administrative expenses                    369,580             476,036
                                                                -----------         -----------
TOTAL COSTS AND EXPENSES                                          1,405,320           1,716,289
                                                                -----------         -----------

OPERATING (LOSS) INCOME                                             (70,923)             26,367
                                                                -----------         -----------

OTHER INCOME (EXPENSES):
    Gain on sale of fixed assets                                    197,000                --
    Interest expense                                                 (1,944)            (10,556)
    Interest and other income                                         5,367               2,136
                                                                -----------         -----------
                                                                    200,423              (8,420)
                                                                -----------         -----------

INCOME BEFORE INCOME TAXES                                          129,500              17,947

       Income taxes, net of operating loss carryforwards               --                  --
                                                                -----------         -----------

NET INCOME                                                      $   129,500         $    17,947
                                                                ===========         ===========

INCOME PER SHARE  (NOTE 2)                                      $       .05         $      (.01)
                                                                ===========         ===========

  The accompanying notes are an integral part of these consolidated statements.

                                                                         Page 4.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              For The Three Months
                                                                                                 Ended April 30,
                                                                                             -----------------------
                                                                                             1998               1997
                                                                                             ----               ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                             $ 129,500         $  17,947
    Adjustments to reconcile net income to cash provided from operating activities:
       Depreciation and amortization                                                          31,715            40,502
       Gain on sale of fixed assets                                                         (197,000)             --
    Change in assets and liabilities:
       Decrease (increase) in accounts and notes receivable                                   50,913          (139,542)
       (Increase) in inventories                                                             (85,655)          (67,282)
       (Increase) in prepaid expenses and other assets                                       (14,700)          (10,292)
       (Decrease) increase in accounts payable, accrued expenses
          and accrued income taxes                                                           (12,576)          167,224
                                                                                           ---------         ---------
         NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                    (97,803)            8,557
                                                                                           ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of fixed assets                                                       197,000              --
    Capital expenditures                                                                     (26,576)           (4,550)
                                                                                           ---------         ---------
         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                    170,424            (4,550)
                                                                                           ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                                                   124,192              --
    Net decrease in short-term debt                                                             --              (8,032)
    Payments of long-term debt                                                               (22,312)         (146,936)
                                                                                           ---------         ---------
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                    101,880          (154,968)
                                                                                           ---------         ---------

NET INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS                                        174,501          (150,961)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                              450,031           594,412
                                                                                           ---------         ---------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                $ 624,532         $ 443,451
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

                In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of EAC Industries, Inc. (the "Company") and its subsidiaries, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of April 30, 1998 and the results of its operations and cash flows for the three month periods ended April 30, 1998 and 1997.

                The accounting policies followed by the Company are set forth in
                Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended January 31, 1998, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.

                The results of operations for the three-month period ended April 30, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE   2   -    EARNINGS (LOSS) PER SHARE:

                Earnings per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented, in accordance with the provisions of SFAS No. 128.


NOTE   3   -    CONTINGENCY:

                Goodren Products Corp., a subsidiary of the Company, withdrew from participating in the District 65 Union Pension Plan (the "Plan"). This withdrawal resulted in the assessment of a withdrawal liability owed to the Plan by Goodren. During the year ended January 31, 1995, the Company accrued a reserve for an estimated liability of $560,000 which counsel to the Company believed would be payable over a period of approximately 22 years beginning approximately one year from the withdrawal date. In March of 1996, the Company signed an agreement with the Plan whereby they will make quarterly payments of $7,548. On September 30, 1996, the Company and Goodren entered into a Settlement Agreement with the Trustees of the union pension plan whereby Goodren's pension fund liability was reduced to $360,000 payable in 80 equal quarterly payments of $8,752 including annual interest at a rate of 8%. The Company applied for relief as a "hardship case" pursuant to the Settlement Agreement and received approval to reduce its quarterly obligations to $3,000 until such time as the Company is out of hardship.

                                                                         Page 6.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - COMMON STOCK:

         In November 1997, the Company filed a statement with the Securities and Exchange Commission to register 2,283,551 shares of its common stock to be issued upon exercise of the rights to subscribe for such shares, "the Rights Offering". Shareholders holding 100 shares of common stock or more at the close of business on November 10, 1997 (the record date) received one non-transferable Right for each share of common stock held. Each Right entitles the holder to purchase one share of Company common stock at an exercise price of $.22 per share. Simultaneously with the closing, the Company effected (i) a 100 to 1 reverse split of its common stock through a reclassification of its common stock and
         (ii) an immediate subsequent reclassification with a forward stock split pursuant to which each holder of the reclassified common stock would receive 99 additional shares of reclassified common stock. The effect of this was to eliminate all holders of less than 100 shares (pre-reverse split) of common stock, such stockholders receiving cash of $.28125 per share in lieu of their fractional interests.

         This offering was successfully consummated in February 1998. The Company issued 718,901 shares of common stock and realized net proceeds aggregating $124,192.

NOTE 5 - SUBSEQUENT EVENT:

         In June 1998, the Company completed the sale of substantially all of the assets of Goodren Label Corporation (formerly Athena Packaging Inc.) for an aggregate sale price of $229,000 plus inventory valued at the lower of cost or market. The buyer will pay the sales price as follows: (i) $167,000 at closing, (ii) buyer to pay for inventory 90 days after the closing plus interest accrued at an annual rate of 7% and (iii) $62,500 to be received 180 days after closing plus accrued interest at 7% per annum.


                                                                         Page 7.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

         INTRODUCTION:

         EAC Industries, Inc., the Company, is a holding company with three operating subsidiaries: Goodren Products Corporation ("Goodren"), Goodren Label Corporation, formerly Athena Packaging, Inc. ("Athena") and Flexible Printed Products, Inc. ("Flexible"). Goodren designs and provides point-of-purchase advertising displays and wall decorations on semi-durable plastic. In December 1997, the Company decided to cease Goodren's production operations and establish an outsourcing arrangement with another manufacturer. Goodren still continues to market and distribute these products. Athena produces printed, laminated embossed and hot-stamped labels, wraps, seals and decals for the cosmetics, pharmaceutical and health and beauty aids industries. Flexible produces and prints on plastic, pre-cure in-mold heat transfer labels for the identification and decoration of rubber and silicone hoses, belts and tire patches.

         See Note 5 of Notes to Financial Statements regarding subsequent sale of assets of Athena.

         The financial information presented herein includes: (i) Consolidated condensed balance sheets as of April 30, 1998 and January 31, 1998;
         (ii) Consolidated condensed statements of operations for the three month periods ended April 30, 1998 and 1997 and (iii) Consolidated condensed statements of cash flows for the three month periods ended April 30, 1998 and 1997.

         RESULTS OF OPERATIONS:

         Sales for the three-month period ended April 30, 1998 were $1,334,000 as compared to $1,743,000 for the comparable period of the prior year, reflecting a decrease of $409,000 or 23%. Cost of sales as a percentage of sales was 77.6% for the three-month period ended April 30, 1998 as compared to 71.2% for the three-month period ended April 30, 1997. This decrease in sales and the resulting increase in cost of sales is a result (i) higher raw material and labor costs experienced by Flexible and (ii) Goodren shifting the focus of its operations from manufacturing to a sales oriented business.

         Selling, general and administrative expenses decreased by $106,000 (from $476,000 to $370,000) when comparing the three-month periods ended April 30, 1997 and 1998. These expenses remained at a constant 27% of sales for both periods.

         For the three-month period ended April 30, 1998, the Company realized a gain of $197,000 from the sale of manufacturing equipment no longer being used by Goodren.

         For the three months ended April 30, 1998 and 1997, the Company reflected net income of $129,500 and $17,947, respectively. This increase in earnings was primarily due to the gain on sale of fixed assets net of the decrease in gross profit and reduced operating overhead as mentioned above.

         LIQUIDITY AND CAPITAL RESOURCES:

         At April 30, 1998, the Company's working capital was $712,000 compared to working capital of $466,000 at its year ended January 31, 1998. Cash amounted to $625,000 at April 30, 1998 compared to $450,000 at January 31, 1997.


                                                                         Page 8.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (CONTINUED):

         LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

         During the three-month period ended April 30, 1998, the Company successfully completed an offering of its shares of common stock and realized net proceeds of approximately $124,000.

         See Note 4 of Notes to Financial Statements.

         The Company believes that its cash on hand will be sufficient to fund planned operations for at least the next 12-month period. The Company (primarily Flexible) is anticipating capital expenditures of approximately $50,000, during the next year. Management believes that these expenditures can be funded from existing resources.

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


                                                                         Page 9.

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

                                                     EAC INDUSTRIES, INC.
                                                     Registrant

                                                     /s/ Peter B. Fritzsche
Date:  June 19, 1998
                                                     Peter B. Fritzsche
                                                     Chief Executive Officer and
                                                     Principal
                                                     Accounting Officer


                                                                        Page 11.