Form 10QSB
period 1998-07-31
EAC INDUSTRIES INC
filed 1998-10-14
CIK 30892

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 1998

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

            625 WEST MADISON STREET, SUITE 4-3004, CHICAGO, IL 60661

               (Address of principal executive offices) (Zip Code)

                                 (312) 902-2662

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


             Class                                  Outstanding at July 31, 1998
Common Stock, par value $.10 per share                    3,030,588 shares

                                    - INDEX -



                                                                                                                   PAGE(S)

PART I.        Financial Information:

ITEM 1.        Financial Statements

               Consolidated Condensed Balance Sheets - July 31, 1998 (Unaudited)
               and January 31, 1998                                                                                   3.

               Consolidated Condensed Statements of Operations (Unaudited) -
               Three and Six Months Ended July 31, 1998 and 1997                                                      4.

               Consolidated Condensed Statements of Cash Flows (Unaudited) -
               Six Months Ended July 31, 1998 and 1997                                                                5.

               Notes to Interim Consolidated Condensed Financial Statements (Unaudited)                             6.- 7.


ITEM 2.        Management's Discussion and Analysis or Plan of Operation                                            8.- 9.


PART II.       Other Information                                                                                     10.


SIGNATURES                                                                                                           11.


EXHIBITS:

               Exhibit 11 - Earnings Per Share                                                                       12.

               Exhibit 27 - Financial Data Schedule                                                                  13.


                                                                         Page 2.

PART I.        FINANCIAL INFORMATION:

ITEM I.        FINANCIAL STATEMENTS:

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                       JULY 31,          January 31,
                                                                                        1998                1998
                                                                                    ------------        ------------
                                                                                    (UNAUDITED)
CURRENT ASSETS:
    Cash                                                                            $    548,511        $    450,031
    Notes and accounts receivable - net of allowance for doubtful accounts of
      $45,566 at July 31, and January 31, 1998, respectively                             724,238             775,748
    Inventories                                                                          193,468             293,089
    Prepaid expenses and other current assets                                             69,096              42,244
    Net assets of discontinued operations (Note 5)                                       256,563                --
                                                                                    ------------        ------------

TOTAL CURRENT ASSETS                                                                   1,791,876           1,561,112
                                                                                    ------------        ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                       299,955             472,291
                                                                                    ------------        ------------

OTHER ASSETS:
    Costs in excess of net assets acquired - net                                         169,815             269,269
    Other assets                                                                           6,904               4,182
                                                                                    ------------        ------------
                                                                                         176,719             273,451
                                                                                    ------------        ------------

                                                                                    $  2,268,550        $  2,306,854
                                                                                    ============        ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
    Accounts payable                                                                $    567,170        $    434,383
    Accrued expenses                                                                     445,307             580,528
    Long-term liabilities - current portion                                                7,160              78,414
    Income taxes payable                                                                   2,200               2,200
                                                                                    ------------        ------------

TOTAL CURRENT LIABILITIES                                                              1,021,837           1,095,525
                                                                                    ------------        ------------

LONG-TERM LIABILITIES - NET OF CURRENT PORTION                                           365,059             393,197
                                                                                    ------------        ------------

COMMITMENTS AND CONTINGENCIES  (NOTE 3)

SHAREHOLDERS' EQUITY (NOTE 4):
    Common stock, $.10 par value; 20,000,000 shares authorized, 2,892,819 and
      2,319,285 shares issued at July 31, and January 31, 1998, respectively             289,282             231,929
    Capital in excess of par value                                                    10,546,048          10,504,380
    Accumulated deficit                                                               (9,905,074)         (9,867,577)
                                                                                    ------------        ------------
                                                                                         930,256             868,732
    Less: Common stock in treasury, 7,298 and 7,598 shares at cost at
          July 31, and January 31, 1998, respectively                                    (48,602)            (50,600)
                                                                                    ------------        ------------
                                                                                         881,654             818,132
                                                                                    ------------        ------------

                                                                                    $  2,268,550        $  2,306,854
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



                                                                         Page 3.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   For The Three Months                   For The Six Months
                                                                       Ended July 31,                        Ended July 31,
                                                                   1998               1997               1998               1997
                                                               -----------        -----------        -----------        -----------
NET SALES                                                      $ 1,115,533        $ 1,286,705        $ 2,244,385        $ 2,730,503
                                                               -----------        -----------        -----------        -----------

COSTS AND EXPENSES:
    Cost of products sold                                          994,028            930,910          1,916,566          2,038,199
    Selling, general and administrative expenses                   309,393            418,070            648,208            836,260
                                                               -----------        -----------        -----------        -----------
TOTAL COSTS AND EXPENSES                                         1,303,421          1,348,980          2,564,774          2,874,459
                                                               -----------        -----------        -----------        -----------

OPERATING (LOSS)                                                  (187,888)           (62,275)          (320,389)          (143,956)
                                                               -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSES):
    Interest expense                                               (20,598)            (8,303)           (22,542)           (15,952)
    Interest and other income                                       40,271                407            276,106              2,543
                                                               -----------        -----------        -----------        -----------
                                                                    19,673             (7,896)           253,564            (13,409)
                                                               -----------        -----------        -----------        -----------

(LOSS) BEFORE INCOME TAXES                                        (168,215)           (70,171)           (66,825)          (157,365)

    Income taxes, net of operating loss carryforwards                 --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------

(LOSS) FROM CONTINUING OPERATIONS                                 (168,215)           (70,171)           (66,825)          (157,365)
                                                               -----------        -----------        -----------        -----------

DISCONTINUED OPERATIONS (NOTE 5):
    Income (loss) from operations of discontinued
      subsidiary - net of taxes                                    (86,055)             4,183            (57,945)           109,324
    Gain on disposal of operating assets of discontinued
      subsidiary - net of taxes                                     87,273               --               87,273               --
                                                               -----------        -----------        -----------        -----------
                                                                     1,218              4,183             29,328            109,324
                                                               -----------        -----------        -----------        -----------

NET (LOSS)                                                     $  (166,997)       $   (65,988)       $   (37,497)       $   (48,041)
                                                               ===========        ===========        ===========        ===========


(LOSS) PER SHARE (NOTE 2):
    Continuing operations                                      $      (.06)       $      (.03)       $      (.02)       $      (.07)
    Discontinued operations                                           --                 --                  .01                .05
                                                               -----------        -----------        -----------        -----------
                                                               $      (.06)       $      (.03)       $      (.01)       $      (.02)
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




                                                                         Page 4.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      For The Six Months
                                                                                         Ended July 31,
                                                                                      1998             1997
                                                                                    ---------        ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                                      $ (37,497)       $ (48,041)
    Adjustments to reconcile net (loss) to net cash (utilized) provided from operating activities:
        Depreciation and amortization                                                  36,985           81,530
        Gain on sale of fixed assets                                                 (270,855)            --
    Change in assets and liabilities:
      (Increase) in accounts and notes receivable                                     (51,174)         (73,155)
      Decrease (increase) in inventories                                                5,781          (36,006)
      (Increase) in prepaid expenses and other assets                                 (31,256)         (22,614)
      Increase in accounts payable, accrued expenses and accrued income taxes          25,627          107,997
      Net cash flows from discontinued operations                                      68,455             --
                                                                                    ---------        ---------
        NET CASH (UTILIZED) PROVIDED FROM OPERATING ACTIVITIES                       (253,934)           9,711
                                                                                    ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of fixed assets                                                293,100             --
    Proceeds from sale of operating assets - discontinued operations                   92,000             --
    Capital expenditures                                                              (27,678)          (1,520)
                                                                                    ---------        ---------
        NET CASH PROVIDED (USED BY) INVESTING ACTIVITIES                              357,422           (1,520)
                                                                                    ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayments) borrowings from bank line of credit                              (59,573)          35,000
    Payments of long-term debt                                                        (46,454)        (173,795)
    Net proceeds from sale of stock                                                   101,019             --
                                                                                    ---------        ---------
        NET CASH PROVIDED (USED BY) FINANCING ACTIVITIES                               (5,008)        (138,795)
                                                                                    ---------        ---------

NET INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS                                  98,480         (130,604)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                       450,031          594,412
                                                                                    ---------        ---------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                         $ 548,511        $ 463,808
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

                In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of EAC Industries, Inc. (the "Company") and its subsidiaries, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of July 31, 1998, the results of its operations for the three and six month periods ended July 31, 1998 and 1997 and cash flows for the six month periods ended July 31, 1998 and 1997.

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

                The results of operations for the three and six month periods ended July 31, 1998 are not necessarily indicative of the results to be expected for the full year.


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

                This offering was successfully consummated in February 1998. The Company issued 595,541 shares of common stock and realized gross proceeds aggregating $131,019.


NOTE   5   -    DISCONTINUED OPERATIONS:

                In June 1998, the Company completed the sale of substantially all of the assets of Goodren Label Corporation (formerly Athena Packaging Inc.) for an aggregate sale price of $202,000 including inventory valued at the lower of cost or market. Simultaneously with the sale, the Company entered into a consulting agreement with the buyer which terminates 180 days after the closing. The value of this agreement, $75,000, was included with the payment made at closing. The buyer will pay the sales price as follows: (i) $167,000 at closing, (ii) buyer to pay for inventory 90 days after the closing plus interest accrued at an annual rate of 7% and (iii) $62,500 to be received 180 days after closing plus accrued interest at 7% per annum.



                                                                         Page 7.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

              INTRODUCTION:

              EAC Industries, Inc., the Company, is a holding company with three subsidiaries: Flexible Printed Products, Inc. ("Flexible"), Goodren Products Corporation ("Goodren") and Goodren Label Corporation, formerly Athena Packaging, Inc. ("Athena"). Flexible produces and prints on plastic, pre-cure in-mold heat transfer labels for the identification and decoration of rubber and silicone hoses, belts and tire patches. Goodren designs and provides point-of-purchase advertising displays and wall decorations on semi-durable plastic. In December 1997, the Company decided to cease Goodren's production operations and establish an outsourcing arrangement with another manufacturer. Goodren still continues to market and distribute these products. In June 1998, the Company completed the sale of the operating assets of Athena, namely inventories and manufacturing equipment. Prior to this sale, Athena produced printed, laminated, embossed and hot-stamped labels, wraps, seals and decals for the cosmetics, pharmaceutical and health and beauty aids industries. See Note 5 of Notes to Financial Statements.

              The financial information presented herein includes: (i) Consolidated condensed balance sheets as of July 31, 1998 and January 31, 1998; (ii) Consolidated condensed statements of operations for the three and six month periods ended July 31, 1998 and 1997 and (iii) Consolidated condensed statements of cash flows for the six month periods ended July 31, 1998 and 1997.

              RESULTS OF CONTINUING OPERATIONS:

              Sales for the three-month period ended July 31, 1998 were $1,116,000 as compared to $1,287,000 for the comparable period of the prior year, reflecting a decrease of $171,000 or 13%. Sales for the six-month period ended July 31, 1998 were $2,244,000 as compared to $2,731,000 for the comparable period of the prior year, reflecting a decrease of $487,000 or 18%. Cost of sales as a percentage of sales was 89.1% for the three-month period ended July 31, 1998 as compared to 72.3% for the three-month period ended July 31, 1997. Cost of sales as a percentage of sales was 85.4% for the six-month period ended July 31, 1998 as compared to 74.6% for the six-month period ended July 31, 1997. These decreases in sales and the resulting increase in cost of sales is a result (i) higher raw material and labor costs experienced by Flexible and (ii) Goodren shifting the focus of its operations from manufacturing to a sales oriented business.

              Selling, general and administrative expenses decreased by $109,000 (from $418,000 to $309,000) when comparing the three-month periods ended July 31, 1997 and 1998. Selling, general and administrative expenses decreased from $836,000 to $648,000 ($188,000 or 22%)
              when comparing the six-month periods ended July 31, 1997 and 1998. These expenses remained at a relatively constant percent of sales for all periods.

              For the six-month period ended July 31, 1998, the Company realized a gain of $271,000 ($38,000 for the three-month period ended July 31, 1998) from the sale of manufacturing equipment no longer being used by Goodren.

              For the three months ended July 31, 1998 and 1997, the Company reflected a net loss from continuing operations of $168,000 and $70,000, respectively. For the six months ended July 31, 1998 and 1997, the Company reflected a net loss from continuing operations of $67,000 and $157,000, respectively.


                                                                         Page 8.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED):

              RESULTS OF DISCONTINUED OPERATIONS:

              During the quarter ended July 31, 1998, the Company completed the sale of the operating assets (inventories and manufacturing equipment) of Athena and realized a gain from such sale of $87,000. The operating results of this discontinued subsidiary reflected a loss of $58,000 for the six-month period ended July 31, 1998 compared to operating income of $109,000 for the same period of the prior year.

              For the three months ended July 31, 1998 and 1997, the Company reflected a net loss of $167,000 and $66,000, respectively. For the six months ended July 31, 1998 and 1997, the Company reflected a net loss of $37,000 and $48,000, respectively.

              LIQUIDITY AND CAPITAL RESOURCES:

              At July 31, 1998, the Company's working capital was $770,000 compared to working capital of $466,000 at its year ended January 31, 1998. Cash amounted to $549,000 at July 31, 1998 compared to $450,000 at January 31, 1997.

              During the period ended July 31, 1998, the Company successfully completed an offering of its shares of common stock and realized net proceeds of approximately $101,000. See also Note 4 of Notes to Financial Statements.

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



                                        EAC INDUSTRIES, INC.
                                        Registrant




                                        /s/ Peter B. Fritzsche
Date: October 12, 1998
                                        Peter B. Fritzsche
                                        Chief Executive Officer and Principal
                                        Accounting Officer




                                                                        Page 11.