Form 10QSB
period 1998-10-31
EAC INDUSTRIES INC
filed 1998-12-15
CIK 30892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1998

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from         to

Commission File Number: 1-4338


                              EAC INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           New York                                       21-0702336
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    2111 CLARIDGE LANE, NORTHBROOK, IL    60662
               (Address of principal executive offices) (Zip Code)

                                 (847) 509-8657
                (Issuer's telephone number, including area code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES  X   NO
          ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                            Outstanding at October 31, 1998
--------------------------------------           -------------------------------
Common Stock, par value $.10 per share                  2,885,521 shares

                                    - INDEX -



                                                                                       Page(s)
                                                                                       -------
PART I.   Financial Information:

ITEM 1.   Financial Statements

          Consolidated Condensed Balance Sheets - October 31, 1998 (Unaudited)
          and January 31, 1998                                                           3.

          Consolidated Condensed Statements of Operations (Unaudited) -
          Three and Nine Months Ended October 31, 1998 and 1997                          4.

          Consolidated Condensed Statements of Cash Flows (Unaudited) -
          Nine Months Ended October 31, 1998 and 1997                                    5.

          Notes to Interim Consolidated Condensed Financial Statements (Unaudited)     6. - 7.


ITEM 2.   Management's Discussion and Analysis or Plan of Operation                    8. - 9.


PART II.  Other Information                                                              10.


SIGNATURES                                                                               11.


EXHIBITS:

               Exhibit 11 - Earnings Per Share                                           12.

               Exhibit 27 - Financial Data Schedule                                      13.


                                                                         Page 2.

PART I. FINANCIAL INFORMATION:

ITEM I. FINANCIAL STATEMENTS:

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                         October 31,      January 31,
                                                                                            1998             1998
                                                                                        ------------     ------------
                                                                                         (unaudited)
                                                      - ASSETS -

CURRENT ASSETS:
    Cash                                                                                $    507,899     $    450,031
    Notes and accounts receivable - net of allowance for doubtful accounts of
      $45,566 at October 31, and January 31, 1998, respectively                              529,544          775,748
    Inventories                                                                              215,101          293,089
    Prepaid expenses and other current assets                                                 45,969           42,244
    Net assets of discontinued operations (Note 5)                                           287,556             --
                                                                                        ------------     ------------

TOTAL CURRENT ASSETS                                                                       1,586,069        1,561,112
                                                                                        ------------     ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                           298,107          472,291
                                                                                        ------------     ------------

OTHER ASSETS:
    Costs in excess of net assets acquired - net                                             166,218          269,269
    Other assets                                                                               4,404            4,182
                                                                                        ------------     ------------
                                                                                             170,622          273,451
                                                                                        ------------     ------------

                                                                                        $  2,054,798     $  2,306,854
                                                                                        ============     ============

                                       - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
    Accounts payable                                                                    $    472,909     $    434,383
    Accrued expenses                                                                         405,928          580,528
    Long-term liabilities - current portion                                                    7,160           78,414
    Income taxes payable                                                                        --              2,200
                                                                                        ------------     ------------

TOTAL CURRENT LIABILITIES                                                                    885,997        1,095,525
                                                                                        ------------     ------------

LONG-TERM LIABILITIES - NET OF CURRENT PORTION                                               357,568          393,197
                                                                                        ------------     ------------

COMMITMENTS AND CONTINGENCIES  (Note 3)

SHAREHOLDERS' EQUITY (Note 4):
    Common stock, $.10 par value; 20,000,000 shares authorized, 2,892,819 and
      2,319,285 shares issued at October 31, and January 31, 1998, respectively              289,282          231,929
    Capital in excess of par value                                                        10,546,048       10,504,380
    Accumulated deficit                                                                   (9,975,495)      (9,867,577)
                                                                                        ------------     ------------
                                                                                             859,835          868,732
    Less: Common stock in treasury, 7,298 and 7,598 shares at cost at
          October 31, and January 31, 1998, respectively                                     (48,602)         (50,600)
                                                                                        ------------     ------------
                                                                                             811,233          818,132
                                                                                        ------------     ------------

                                                                                        $  2,054,798     $  2,306,854
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


                                                                         Page 3.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For The Three Months            For The Nine Months
                                                                  Ended October 31,               Ended October 31,
                                                            ---------------------------     ---------------------------
                                                                1998            1997            1998            1997
                                                            -----------     -----------     -----------     -----------
NET SALES                                                   $   897,492     $ 1,298,619     $ 3,141,877     $ 4,029,122
                                                            -----------     -----------     -----------     -----------

COSTS AND EXPENSES:
    Cost of products sold                                       717,198       1,040,431       2,633,764       3,078,630
    Selling, general and administrative expenses                350,111         440,979         998,319       1,277,239
                                                            -----------     -----------     -----------     -----------
TOTAL COSTS AND EXPENSES                                      1,067,309       1,481,410       3,632,083       4,355,869
                                                            -----------     -----------     -----------     -----------

OPERATING (LOSS)                                               (169,817)       (182,791)       (490,206)       (326,747)
                                                            -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSES):
    Interest expense                                             (1,715)         (9,111)        (24,257)        (25,063)
    Interest and other income                                    20,118          27,237         296,224          29,780
                                                            -----------     -----------     -----------     -----------
                                                                 18,403          18,126         271,967           4,717
                                                            -----------     -----------     -----------     -----------

(LOSS) BEFORE INCOME TAXES                                     (151,414)       (164,665)       (218,239)       (322,030)

    Income taxes, net of operating loss carryforwards              --              --              --              --
                                                            -----------     -----------     -----------     -----------

(LOSS) FROM CONTINUING OPERATIONS                              (151,414)       (164,665)       (218,239)       (322,030)
                                                            -----------     -----------     -----------     -----------

DISCONTINUED OPERATIONS (Note 5):
    Income (loss) from operations of discontinued
      subsidiary - net of taxes                                  80,993          39,606          23,048         148,930
    Gain on disposal of operating assets of discontinued
      subsidiary - net of taxes                                    --              --            87,273            --
                                                            -----------     -----------     -----------     -----------
                                                                 80,993          39,606         110,321         148,930
                                                            -----------     -----------     -----------     -----------

NET (LOSS)                                                  $   (70,421)    $  (125,059)    $  (107,918)    $  (173,100)
                                                            ===========     ===========     ===========     ===========


(LOSS) PER SHARE (Note 2):
    Continuing operations                                   $      (.05)    $      (.07)    $      (.08)    $      (.14)
    Discontinued operations                                         .03             .02             .04             .07
                                                            -----------     -----------     -----------     -----------
                                                            $      (.02)    $      (.05)    $      (.04)    $      (.07)
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


                                                                         Page 4.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For The Nine Months
                                                                                    Ended October 31,
                                                                                   1998          1997
                                                                                ---------     ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                                  $(107,918)    $(173,100)
    Adjustments to reconcile net (loss) to net cash (utilized) provided from operating activities:
        Depreciation and amortization                                              42,431       122,826
        Gain on sale of fixed assets                                             (289,505)      (19,745)
    Change in assets and liabilities:
      Decrease (increase) in accounts and notes receivable                        143,520      (173,566)
      (Increase) in inventories                                                   (15,852)      (11,771)
      (Increase) in prepaid expenses and other assets                              (5,629)      (35,898)
      (Decrease) increase in accounts payable, accrued expenses and accrued
        income taxes                                                             (113,435)      373,336
      Net cash flows from discontinued operations                                  70,110          --
                                                                                ---------     ---------
        Net cash (utilized) provided from operating activities                   (276,278)       82,082
                                                                                ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of fixed assets                                            219,750       113,248
    Proceeds from sale of operating assets - discontinued operations               92,000          --
    Capital expenditures                                                          (27,678)       (1,520)
                                                                                ---------     ---------
        Net cash provided from investing activities                               284,072       111,728
                                                                                ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of long-term debt                                                    (50,945)     (193,447)
    Net proceeds from sale of stock                                               101,019          --
                                                                                ---------     ---------
        Net cash provided (used by) financing activities                           50,074      (193,447)
                                                                                ---------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          57,868           363

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                   450,031       594,412
                                                                                ---------     ---------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                     $ 507,899     $ 594,775
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

                In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of EAC Industries, Inc. (the "Company") and its subsidiaries, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of October 31, 1998, the results of its operations for the three and nine month periods ended October 31, 1998 and 1997 and cash flows for the nine month periods ended October 31, 1998 and 1997.

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

                The results of operations for the three and nine month periods ended October 31, 1998 are not necessarily indicative of the results to be expected for the full year.


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


                                                                         Page 7.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

              Introduction:

              EAC Industries, Inc., the Company, is a holding company with three subsidiaries: Flexible Printed Products, Inc. ("Flexible"), Goodren Products Corporation ("Goodren") and Goodren Label Corporation, formerly Athena Packaging, Inc. ("Athena"). Flexible produces and prints on plastic, pre-cure in-mold heat transfer labels for the identification and decoration of rubber and silicone hoses, belts and tire patches. Goodren designs and provides point-of-purchase advertising displays and wall decorations on semi-durable plastic. In December 1997, the Company decided to cease Goodren's production operations and establish an outsourcing arrangement with other manufacturers. Goodren still continues to market and distribute these products. In June 1998, the Company completed the sale of the operating assets of Athena, namely inventories and manufacturing equipment. Prior to this sale, Athena produced printed, laminated, embossed and hot-stamped labels, wraps, seals and decals for the cosmetics, pharmaceutical and health and beauty aids industries. See Note 5 of Notes to Financial Statements.

              The financial information presented herein includes: (i) Consolidated condensed balance sheets as of October 31, 1998 and January 31, 1998; (ii) Consolidated condensed statements of operations for the three and nine month periods ended October 31, 1998 and 1997 and (iii) Consolidated condensed statements of cash flows for the nine month periods ended October 31, 1998 and 1997.

              Results of Continuing Operations:

              Sales for the  three-month  period  ended  October  31,  1998 were
              $897,000 as compared to $1,299,000 for the comparable period of the prior year, reflecting a decrease of $402,000 or 31%. Sales for the nine-month period ended October 31, 1998 were $3,142,000 as compared to $4,029,000 for the comparable period of the prior year, reflecting a decrease of $887,000 or 22%. Cost of sales as a percentage of sales was 79.9% for the three-month period ended October 31, 1998 as compared to 80.1% for the three-month period ended October 31, 1997. Cost of sales as a percentage of sales was 83.8% for the nine-month period ended October 31, 1998 as compared to 76.4% for the nine-month period ended October 31, 1997. These decreases in sales and the resulting increase in cost of sales is a result of (i) higher raw material and labor costs experienced by Flexible and (ii) Goodren shifting the focus of its operations from manufacturing to a sales oriented business.

              Selling, general and administrative expenses decreased by $91,000 (from $441,000 to $350,000) when comparing the three-month periods ended October 31, 1997 and 1998. Selling, general and administrative expenses decreased from $1,277,000 to $998,000 ($279,000 or 22%) when comparing the nine-month periods ended October 31, 1997 and 1998.

              For the nine-month period ended October 31, 1998, the Company realized a gain of $290,000 ($19,000 for the three-month period ended October 31, 1998) from the sale of manufacturing equipment no longer being used by Goodren.

              For the three months ended October 31, 1998 and 1997, the Company reflected a net loss from continuing operations of $151,000 and $165,000, respectively. For the nine months ended October 31, 1998 and 1997, the Company reflected a net loss from continuing operations of $218,000 and $322,000, respectively.


                                                                         Page 8.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (continued):

              Results of Discontinued Operations:

              During the quarter ended July 31, 1998, the Company completed the sale of the operating assets (inventories and manufacturing equipment) of Athena and realized a gain from such sale of $87,000. The operating results of this discontinued subsidiary reflected income of $23,000 for the nine-month period ended October 31, 1998 compared to operating income of $149,000 for the same period of the prior year.

              Net Loss:

              For the three months ended October 31, 1998 and 1997, the Company reflected a net loss of $70,000 and $125,000, respectively. For the nine months ended October 31, 1998 and 1997, the Company reflected a net loss of $108,000 and $173,000, respectively.

              Liquidity and Capital Resources:

              At October 31, 1998, the Company's working capital was $700,000 compared to working capital of $466,000 at its year ended January 31, 1998. Cash amounted to $508,000 at October 31, 1998 compared to $450,000 at January 31, 1997.

              In February 1998, the Company successfully completed an offering of its shares of common stock and realized net proceeds of approximately $101,000. See also Note 4 of Notes to Financial Statements.

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



                                           EAC INDUSTRIES, INC.
                                           --------------------
                                           Registrant




                                           /s/ Peter B. Fritzsche
                                           -------------------------------------
Date: December 11, 1998                    Peter B. Fritzsche
                                           Chief Executive Officer and Principal
                                           Accounting Officer


                                                                        Page 11.