Form 10KSB
period 1999-01-31
EAC INDUSTRIES INC
filed 1999-05-17
CIK 30892

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended January 31, 1999         Commission File Number 1-4338

                              EAC INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          New York                                      21-0702336
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2111 Claridge Lane
Northbrook, IL                                               60062
(Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code: 847-509-8657

       Securities registered pursuant to Section 12 (B) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 par value (Title
                                                            of Class)
                                                            ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuers revenues for the most recent fiscal year - $4,324,714.
The aggregate market value of voting stock held by non-affiliates of the registrant as of April 30, 1999 was $___________

Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

As of April 30, 1999, the registrant had outstanding 2,885,521 shares of Common Stock ($.10 par value).

                                     PART I

ITEM 1. BUSINESS

The Registrant (also referred to as "EAC" or "the Company") was organized in 1958 as a New York corporation. The common stock of the Company is currently traded on the over-the-counter market and the principal market makers are Bishop Rosen & Company and Troster, Singer Corporation.

The Company currently has one operating subsidiary, Flexible Printed Products, Inc. ("Flexible"). The business and certain of the assets of Flexible were acquired on December 11, 1994. Flexible produces and prints on plastic, pre-cure in-mold heat transfer labels for the identification and decoration of rubber and silicone hoses, belts and tire patches. Flexible's sales were backlogged at approximately $60,000 at January 31, 1999 and $75,000 at January 31, 1998. Flexible believes that it can fulfill its 1999 backlog on a timely basis. Flexible faces strong competition in its business and its competition has been mainly on the basis of quality, service and price. Flexible employs 14 persons, none of whom are represented by unions.

In June 1998, the Company completed the sale of substantially all of the assets of Goodren Label Corporation (formerly Athena Packaging Inc.). Goodren Label Corporation ("Athena"), is a wholly owned subsidiary of the Company which was in the business of producing printed, laminated, embossed and hot stamped labels, wraps, seals and decals for the cosmetics, pharmaceutical and health and beauty aids industries. The aggregate sales price of $277,000 including inventory valued at the lower of cost or market. Simultaneously with the sale, the Company entered into a consulting agreement, valued at $75,000, with the buyer which terminated 180 days after the closing

On March 1, 1999, the Company completed the sale of the operating assets of Goodren Products Corporation ("Goodren"), a wholly-owned subsidiary of the Company, for a price of $400,000 plus the assumption of all trade payable liabilities. Goodren was in the business of designing and providing point-of-purchase advertising displays and wall decorations on semi-durable plastic.

Financial Condition of the Company

The Company's financial condition has declined from January 31, 1998. The primary reasons for this decline were: (a) the decline in sales and gross profit margins at Goodren and Flexible and (b) a moderate increase in the operating overhead of the Company (EAC). The combination of the above factors has resulted in the Company's working capital declining to $538,731 in 1999 from $755,321 in 1998. Current assets decreased to $935,125 in 1999 from $1,258,249 in 1998 and current liabilities also decreased to $396,394 in 1999 from $502,928 in 1998. Dues to the above factors, shareholders' equity decreased to $679,121 in 1999 from $818,132 in 1998.

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

Management believes that the total in-mold decal/label market for decorating rubber hoses and belts is approximately $10 million with Flexible's share estimated at approximately 15%. The Company estimates that approximately five companies compete directly with Flexible, including the parent company of one of its customers. Flexible is a service business which competes on the basis of its ability to produce and deliver high quality printing on short notice.

ITEM 2. PROPERTIES

The following table shows the location of each plant or facility of the Registrant and its subsidiaries and sets forth related information. The properties listed below are believed adequate to serve the Company's needs for the foreseeable future.

                                    Approx.        Lease
                                     Area       Expiration      Annual
                                  (Sq. Ft.)        Date         Rental      Principal Use
                                  ---------        ----         ------      -------------

101 W. Forest Avenue
Englewood, New Jersey              20,000          6/2000      $57,000      Manufacturing and general offices for
                                                                            Goodren and Athena

1600 North Orangethorp Avenue
Anaheim, California                 7,500          3/2001      $41,600      Manufacturing and general office for
                                                                            Flexible

2111 Claridge Lane
Northbrook, Illinois                  600        Month to       $7,800      Office space and headquarters
                                                 Month                      for the Company

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which the Company or its subsidiaries are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's stock is traded on the over-the-counter market. Bishop Rosen & Company (212-602-0681) and Troster, Singer Corporation are the principal market makers. As of April 30, 1999, the Company believes there were approximately 1,650 shareholders of record. No dividends have been declared or paid during the past two fiscal years. The following table sets forth, by fiscal quarters, the closing bid prices of the Registrant's Common Stock per share for 1999 and 1998:

                1999                                1998
      -------------------------------     ---------------------------------
      First Quarter                 $     First Quarter              $  3/6
      Second Quarter                      Second Quarter                3/8
      Third Quarter                       Third Quarter                3/16
      Fourth Quarter                      Fourth Quarter               3/16

The volume of trading is sporadic and infrequent and the prices quoted may not be representative.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Continuing Operations

In fiscal 1999, the Company had a net loss from continuing operations of $226,040 ($.08 per share) as compared to a net loss from continuing operations of $696,885 ($.30 per share) in fiscal 1998. The loss for fiscal 1999 was primarily due to lower sales and gross profit margins at Flexible. In addition, during fiscal 1999, the Company experienced a slight increase of approximately 2% in its operating overhead. During the current year, the Company reflected a write-down of its union liability (see discussion below and Note 11c of Notes to the Consolidated Financial Statements). The decreased sales and gross profit, increased overhead and the effect of the write-down, resulted in a pre-tax loss of $226,040 for the current year compared to a loss of $179,591 sustained in the previous year before accounting for discontinued operations. In 1998, the Company reversed a deferred tax asset of $510,000 which it had recognized in prior years, since it was determined that it was not likely that such asset will be realized in the near future. This reversal resulted in a net loss from continuing operations of $696,885 in 1998 compared to $226,040 in the current year.

Discontinued Operations

In June 1998, the Company completed the sale of substantially all of the assets of Goodren Label Corporation (formerly Athena Packaging Inc.) for an aggregate sales price of $277,000 including inventory valued at the lower of cost or market. On March 1, 1999, the Company completed the sale of the operating assets of Goodren Products Corporation ("Goodren") for a price of $400,000 plus the assumption of all trade payable liabilities. See Note 2 of Notes to the Consolidated Financial Statements for a further description of these transactions.

For the fiscal 1999 year, these two discontinued subsidiaries reported a loss from operations of $101,264 as compared to a loss in the prior year of $303,610. The gain realized from the sale of the assets of Athena aggregated $87,274. The results of the sale of Goodren's assets have not been recorded as of January 31, 1999 since this is a post-balance sheet event.

Net Loss

Consolidated net loss for the year ended January 31, 1999 was $240,030 ($.08 per share) compared to a loss of $1,000,495 ($.43 per share) for the previous year.

Inflation

The Company expects inflation to be moderate and to be offset by cost reduction programs and price increases.

Financial Resources and Liquidity

The Company's financial condition declined in 1999 from 1998. The Company had working capital of $538,731 as of January 31, 1999 compared to $755,321 as of January 31, 1998. The Company and its subsidiaries are current on all of their accounts payable and accrued expenses.

In March 1996, the Company entered into an agreement to make quarterly payments of $7,548 against a union pension withdrawal liability/shortfall (see Note 11c of Notes to the Consolidated Financial Statements). Subsequently, on September 30, 1996, the Company and Goodren entered into a Settlement Agreement with the Trustees of the union pension plan whereby Goodren's pension fund liability was reduced from $560,000 to $360,000 payable in 80 equal quarterly payments of $8,752 including annual interest at a rate of 8%. The Company applied for a hardship case pursuant to the Settlement Agreement, whereby the Company would reduce its quarterly obligations to $3,000 until such time as the Company is out of hardship. The hardship application and settlement was approved in December 1997. During the current fiscal year, the Company further reduced its liability to approximately $150,000, its deemed fair value.

The Company believes that its cash on hand will be sufficient to fund planned operations for at least the next 12-month period. The Company (primarily Flexible) is anticipating capital expenditures of approximately $50,000, during the next year. Management believes that these expenditures can be funded from existing resources.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Index to Consolidated Financial Statements

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

                                               EAC INDUSTRIES, INC.
                                               (Registrant)


                                           By: /s/Peter B. Fritzsche
                                               ---------------------------------
                                               Peter B. Fritzsche
                                               President, Chief Executive
                                               Officer and Principal Financial
                                               and Accounting Officer

Date: May 13, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Peter B. Fritzsche                                              May 13, 1999
---------------------------------
Peter B. Fritzsche, Director


/s/ P. Bartley Fritzsche                                            May 13, 1999
-----------------------------------
P. Bartley Fritzsche, Director


/s/ John B. Millet, Jr                                              May 13, 1999
----------------------------------
John B. Millet, Jr., Director


/s/ E. Donald McKenzie, Jr.                                         May 13, 1999
-------------------------------------
E. Donald McKenzie, Jr., Director

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
EAC Industries, Inc.
Northbrook, Illinois

We have audited the accompanying consolidated balance sheets of EAC Industries, Inc. and subsidiaries as of January 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the two year period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EAC Industries, Inc. and subsidiaries as of January 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                          LAZAR LEVINE & FELIX LLP

New York, New York
April 19, 1999

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         AS OF JANUARY 31, 1999 AND 1998

                                   - ASSETS -

                                                       1999            1998
                                                   ------------    ------------
CURRENT ASSETS:
  Cash (Note 3d)                                   $    467,910    $    308,539
  Accounts receivable - net of allowance
    for doubtful accounts of $20,000
    for 1999 and 1998 (Note 3d)                         180,161         227,674
  Inventories (Notes 3e and 4)                           60,041          85,055
  Prepaid taxes and expenses                             20,878          30,432
  Net assets of discontinued operations
    (Note 2)                                            206,135         606,549
                                                   ------------    ------------

TOTAL CURRENT ASSETS                                    935,125       1,258,249
                                                   ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, NET
  (Notes 3f and 5)                                      224,885         265,101
                                                   ------------    ------------

OTHER ASSETS:
  Costs in excess of net assets
    acquired (Note 3g)                                  162,621         177,009
  Other assets                                            4,404              --
                                                   ------------    ------------
                                                        167,025         177,009
                                                   ------------    ------------

                                                   $  1,327,035    $  1,700,359
                                                   ============    ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
  Accounts payable                                 $    143,899    $    185,451
  Accrued expenses (Note 6)                             226,353         305,817
  Long-term debt - current
    portion (Note 7)                                     26,142           9,460
  Income taxes payable (Notes 3h and 9)                      --           2,200
                                                   ------------    ------------

TOTAL CURRENT LIABILITIES                               396,394         502,928
                                                   ------------    ------------


LONG-TERM DEBT - NET OF CURRENT
  PORTION (Note 7):                                     251,520         379,299
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES  (Notes 10 and 11)

SHAREHOLDERS' EQUITY (Note 8)
  Common stock, $.10 par value; 20,000,000
    shares authorized; 2,892,819 and
    2,319,285 shares issued in 1999 and
    1998, respectively                                  289,282         231,929
  Capital in excess of par value                     10,546,048      10,504,380
  Accumulated deficit                               (10,107,607)     (9,867,577)
                                                   ------------    ------------
                                                        727,723         868,732
  Less: Common stock in treasury, 7,298 and
        7,598 shares at cost in 1999 and 1998,
        respectively                                    (48,602)        (50,600)
                                                   ------------    ------------

                                                        679,121         818,132
                                                   ------------    ------------

                                                   $  1,327,035    $  1,700,359
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year Ended January 31,
                                                   ----------------------------
                                                      1999              1998
                                                   -----------      -----------

NET SALES                                          $ 1,436,489      $ 1,669,739
                                                   -----------      -----------

COSTS AND EXPENSES:
  Cost of products sold                              1,058,519        1,077,519
  Selling, general and administrative
    expenses                                           803,707          787,769
                                                   -----------      -----------
TOTAL COSTS AND EXPENSES                             1,862,226        1,865,288
                                                   -----------      -----------

(LOSS) FROM OPERATIONS                                (425,737)        (195,549)
                                                   -----------      -----------

OTHER INCOME (EXPENSE):
  Interest expense                                     (10,417)          (8,094)
  Write-down of reserves (Note 11c)                    200,000               --
  Interest and other income                             10,114           24,052
                                                   -----------      -----------
                                                       199,697           15,958
                                                   -----------      -----------

(LOSS) BEFORE PROVISION FOR INCOME TAXES              (226,040)        (179,591)

  Provision for income taxes (Notes
    3h and 9)                                               --          517,294
                                                   -----------      -----------

(LOSS) FROM CONTINUING OPERATIONS                     (226,040)        (696,885)
                                                   -----------      -----------

DISCONTINUED OPERATIONS (Note 2):
  Loss from operations of discontinued
    subsidiary - net of taxes                         (101,264)        (303,610)
  Gain on disposal of operating assets
    of discontinued subsidiary -
    net of taxes                                        87,274               --
                                                   -----------      -----------
                                                       (13,990)        (303,610)
                                                   -----------      -----------

NET LOSS                                           $  (240,030)     $(1,000,495)
                                                   ===========      ===========

BASIC LOSS PER SHARE  (Note 3i)
  Continuing operations                            $     (0.08)     ($     0.30)
  Discontinued operations                                   --            (0.13)
                                                   -----------      -----------
                                                   $     (0.08)     $     (0.43)
                                                   ===========      ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                        2,837,427        2,311,687
                                                   ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                Capital in                     Common         Total
                                      Number of     Common        Excess       Accumulated    Stock in    Shareholders'
                                       Shares        Stock        of Par         Deficit      Treasury       Equity
                                      ---------   ----------   ------------   ------------    ---------    -----------

Balance at January 31, 1997           2,319,285   $  231,929   $ 10,504,380   $ (8,867,082)   $ (50,600)   $ 1,818,627

Net loss for the year                        --           --             --     (1,000,495)          --     (1,000,495)
                                      ---------   ----------   ------------   ------------    ---------    -----------

Balance at January 31, 1998           2,319,285      231,929     10,504,380     (9,867,577)     (50,600)       818,132

Sale of common stock                    573,534       57,353         41,668             --        1,998        101,019

Net loss for the year                        --           --             --       (240,030)          --       (240,030)
                                      ---------   ----------   ------------   ------------    ---------    -----------

BALANCE AT,
  JANUARY 31, 1999                    2,892,819   $  289,282   $ 10,546,048   $(10,107,607)   $ (48,602)   $   679,121
                                      =========   ==========   ============   ============    =========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year Ended January 31,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                       $  (240,030)     $(1,000,495)
  Adjustments to reconcile net (loss) to
    cash provided (utilized) by operating
    activities:
    Depreciation and amortization                       65,614          100,571
    Allowance for doubtful accounts                         --            4,470
    Loss (gain) on sale of fixed assets                  9,812          (19,745)
    Deferred income taxes                                   --          510,000
  Changes in assets and liabilities:
    Decrease (increase) in accounts and
      notes receivable                                  47,513          (65,589)
    Decrease (increase) in inventories                  25,014          (23,129)
    Decrease in prepaid expenses                         5,150            1,219
    Increase in accounts payable, accrued
      expenses and accrued income taxes                186,419          122,999
    Net cash from discontinued operations               27,834           97,703
                                                   -----------      -----------
      Net cash provided (utilized) by
        operating activities                           127,326         (271,996)
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets                        --          113,249
  Capital expenditures                                 (20,823)          (2,773)
                                                   -----------      -----------
      Net cash (utilized) provided by
        investing activities                           (20,823)         110,476
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock               101,019               --
  Payments of long-term debt                           (48,151)        (149,353)
                                                   -----------      -----------
      Net cash provided (used by)
        financing activities                            52,868         (149,353)
                                                   -----------      -----------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     159,371         (310,873)

  Cash and cash equivalents, at
    beginning of year                                  308,539          619,412
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, AT END OF YEAR          $   467,910      $   308,539
                                                   ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                    $    29,189      $    40,364
  Income taxes paid                                         --           15,170

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1999 AND 1998

NOTE 1 - DESCRIPTION OF THE COMPANY:

            EAC Industries, Inc., the Company, was organized in 1958 as a New York corporation. The Company is a holding company with, as of January 31, 1998, three wholly-owned operating subsidiaries, Goodren Products Corporation ("Goodren"), Flexible Printed Products, Inc. ("Flexible") and Athena Packaging, Inc. ("Athena"). See Note 2 for a description of Discontinued Operations. Flexible, currently the Company's only operating subsidiary, produces and prints on plastic, pre-cure in-mold heat transfer labels for the identification and decoration of rubber and silicone hoses, belts and tire patches.


NOTE 2 - DISCONTINUED OPERATIONS:

            In June 1998, the Company completed the sale of substantially all of the assets of Goodren Label Corporation (formerly Athena Packaging Inc.) for an aggregate sales price of $277,000 including inventory valued at the lower of cost or market. Simultaneously with the sale, the Company entered into a consulting agreement with the buyer which terminated 180 days after the closing. The value of this agreement, $75,000, was included with the payment made at closing. The buyer paid the sales price as follows: (i) $167,000 at closing, (ii) value of inventory 90 days after the closing plus interest accrued at an annual rate of 7% and (iii) $62,500 which was to be paid 180 days after closing plus accrued interest at 7% per annum. As of January 31, 1999, all payments due had been received.

            On March 1, 1999, subsequent to the balance sheet date, the Company completed the sale of the operating assets of Goodren Products Corporation ("Goodren") for a price of $400,000 plus the assumption of all trade payable liabilities. The payment terms are as follows:
            (i) $200,000 at closing, (ii) $30,000 to be paid 180 days after closing plus interest accrued at an annual rate of 7% (iii) $50,000 to be paid 360 days after closing plus interest accrued at an annual rate of 7%, (iv) $60,000 to be paid 540 days after closing plus interest accrued at an annual rate of 7% (v) $60,000 to be paid 720 days after closing plus interest accrued at an annual rate of 7%.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1999 AND 1998


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

      (b)   Basis of Consolidation:

            The consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1999 AND 1998

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

      (g)   Goodwill:

            Costs in excess of net assets acquired are considered goodwill and are being amortized over periods ranging from 15 to 40 years on a straight line basis. Amortization costs included in continuing operations were $14,388 for each of the years ended January 31, 1999 and 1998. Accumulated amortization as of January 31, 1999 and 1998 aggregated $52,379 and $37,991, respectively.

            The Company periodically reviews the valuation and amortization of goodwill to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets in accordance with Statement of Financial Accounting Standard No. 121 - Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of.

      (h)   Income Taxes:

            The Company accounts for income taxes using the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") which require that the Company utilize an asset and liability approach for financial accounting and reporting for income taxes. The primary objectives of accounting for income taxes under SFAS No. 109 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset based on management's assessment of the tax consequences of events that have been reflected in the Company's financial statements or tax returns. See also Note 9.

      (i)   Income Per Share:

            The Company reports earnings per share as required by SFAS 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period.

      (j)   Reclassifications:

            Certain reclassifications have been made to the 1998 financial statements in order to conform to the 1999 presentation. These reclassifications relate to the disposition of assets as disclosed in Note 2.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1999 AND 1998

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

      (k)   New Accounting Pronouncements:

            SFAS 130 "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997 and early adoption is permitted. This statement prescribes standards for reporting comprehensive income and its components. The Company currently has no items of other comprehensive income.

            SFAS 131 "Disclosures About Segments of an Enterprise and Related Information" is effective for years beginning after December 15, 1997 and early adoption is encouraged. The Company does not presently believe that it operates in more than one identifiable segment.

      (l)   Impact of the Year 2000 Issue:

            The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities. The Company has ensured that its software is already year 2000 compliant, and as such, this issue is not expected to have a material effect on the operations of the Company.

NOTE 4 - INVENTORIES:

            Inventories at January 31, 1999 and 1998 consisted of the following:

                                                       1999         1998
                                                      -------     -------
               Raw materials                          $57,691     $80,055
               Finished goods                           2,350       5,000
                                                      -------     -------
                                                      $60,041     $85,055
                                                      =======     =======

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1999 AND 1998

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:

            Fixed assets and accumulated depreciation at January 31, 1999 and 1998 consisted of the following:

                                                            1999         1998
                                                          --------     --------
            Building and improvements                     $ 18,543     $  8,242
            Machinery and equipment                        216,496      206,727
            Label artwork                                  150,000      150,000
            Transportation equipment                        22,275       22,275
            Furniture and fixtures                          48,922       58,844
                                                          --------     --------
                                                           456,236      446,088
            Less: accumulated depreciation
              and amortization                             231,351      180,987
                                                          --------     --------
                                                          $224,885     $265,101
                                                          ========     ========

            For the years ended January 31, 1999 and 1998, depreciation expense from continuing operations aggregated $51,226 and $67,706, respectively.

NOTE 6 - ACCRUED EXPENSES:

            At January 31, 1999 and 1998 accrued expenses consisted of the following:

                                                            1999         1998
                                                          --------     --------
            Salaries and wages                            $  9,239     $  7,603
            Employee benefits                              162,048      162,048
            Other                                           55,066      136,166
                                                          --------     --------
                                                          $226,353     $305,817
                                                          ========     ========

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1999 AND 1998

NOTE 7 - LONG-TERM DEBT:

            At January 31, 1999 and 1998 long-term liabilities included the following:

                                                              1999       1998
                                                            --------   --------
            9.9% equipment note payable in monthly
            installments of $1,454, inclusive of interest   $ 35,283   $ 44,434

            Union pension withdrawal liability/shortfall,
            presently payable in quarterly installments
            of $3,000 (including interest at 8% per
            annum (see Note 11c)                             242,379    344,325
                                                            --------   --------
                                                             277,662    388,759
            Less: current portion                             26,142      9,460
                                                            --------   --------
                                                            $251,520   $379,299
                                                            ========   ========

            Aggregate maturities of long-term liabilities for the next five years and in the aggregate are $26,142, $27,614, $17,527, $12,000,
            $12,000 and $182,379 thereafter.

NOTE 8 - SHAREHOLDERS' EQUITY:

            In November 1997, the Company filed a statement with the Securities and Exchange Commission registering 283,551 shares of its common stock to be issued upon exercise of the rights to subscribe for such shares, "the Rights Offering". Shareholders holding 100 shares of common stock or more at the close of business on November 10, 1997 (the record date) received one non-transferable Right for each share of common stock held. Each Right entitled the holder to purchase one share of Company common stock at an exercise price of $.22 per share. This offering closed in February 1998 and the Company realized net proceeds of $101,019. Simultaneously with the closing, the Company effected (i) a 100 to 1 reverse split of its common stock through a reclassification of its common stock and (ii) an immediate subsequent reclassification with a forward stock split pursuant to which each holder of the reclassified common stock would receive 99 additional shares of reclassified common stock. The effect of this was to eliminate all holders of less than 100 shares (pre-reverse split) of common stock, such stockholders receiving cash of $.28125 per share in lieu of their fractional interests.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1999 AND 1998

NOTE 9 - INCOME TAXES:

            The provision for income taxes consisted of the following for the years ended January 31, 1999 and 1998:

                                                         1999            1998
                                                      ----------      ----------
            Current:
              Federal                                         --      $       --
              State and local                                 --           7,294
                                                      ----------      ----------
                                                              --           7,294
            Deferred:
              Federal, state and local                        --         510,000
                                                      ----------      ----------

            Provision for Income Taxes                $       --      $  517,294
                                                      ==========      ==========

            The components of the net deferred income tax asset, pursuant to SFAS 109, as of January 31, 1999 and 1998 are as follows:

                                                         1999            1998
                                                      ----------      ----------
            Deferred tax assets:
              Accounts receivable                     $    6,500      $    3,700
              Inventory                                    3,200           2,800
              Operating loss carryforward              3,115,000       3,000,000
                                                      ----------      ----------

            Total deferred tax asset                   3,124,700       3,006,500

              Valuation allowance                      3,124,700       3,006,500
                                                      ----------      ----------
            Net Deferred Income Tax Asset             $       --      $       --
                                                      ==========      ==========

            The Company has available operating loss carryforwards for federal tax purposes of approximately $9,000,000. These losses expire in various years beginning in 2005 and may result in deferred tax assets. The Company had previously recorded a deferred tax asset based on the assumed recoverability of the net operating loss carryforward. Since the Company realized a significant net operating loss for the year ended January 31, 1998, this deferred tax asset was reversed during that year. The Company has provided a 100% valuation allowance against its deferred tax asset since it is not more likely than not that such asset will be realized in the near future. This allowance will be evaluated at the end of each year, considering both positive and negative evidence concerning the realizability of the asset, and will be increased or reduced accordingly.

            Reconciliation of the statutory Federal income tax rate to the Company's negative effective tax rate for the years ended January 31, 1999 and 1998 is not meaningful and therefore not provided due to the reversal of the deferred tax asset.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1999 AND 1998

NOTE 10 - RETIREMENT PLANS:

            Goodren has a defined contribution profit sharing plan covering substantially all of its employees. Contributions are based on a percentage of each participant's compensation or a fixed annual contribution for union employees based on a collective bargaining agreement. The cost of the plan approximated $35,000 in 1998. No contributions were made in 1999.

            Due to the sale of Goodren's operating assets in March 1999, the Company is currently in the process of terminating this plan.

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

      (a)   Operating Leases:

            The Company and its subsidiaries lease certain administrative and manufacturing facilities and equipment under operating leases expiring at various times through 2002. Other locations are rented on a month to month basis. Rental and lease expense aggregated approximately $109,000 and $102,000 for the years ended January 31, 1999 and 1998, respectively.

            Future minimum rental commitments for existing operating leases and in the aggregate are as follows:

            Fiscal year ending January 31,    2000 -  $108,325
                                              2001 -    71,075
                                              2002 -     3,639
                                                      --------
                                                      $183,039
                                                      ========

      (b)   Employment Contracts:

            The Company had an employment contract (the "Contract") with the President of Goodren which, after its expiration on January 31, 1994, was renewed automatically for successive one year terms. The contract specified base compensation of $155,000 for the initial term with annual increases based on changes in the consumer price index. The contract also provided for additional compensation equal to 5% of the operating income of Goodren provided such operating income exceeds $650,000 for the fiscal year. In December 1994, Goodren entered into a further agreement with this executive whereby the proceeds of a newly purchased term life insurance policy in the amount of $250,000 will be paid to the spouse upon the death of this executive. As a result of the sale of the operating assets in March 1999, this contract has now been terminated.

            Flexible entered into an employment contract with its President for a three year period ending December 15, 1997, subject to renewals for successive one year terms. The base compensation under this contract was $75,000 with adjustments made annually based on changes in the consumer price index. The contract also provided for additional compensation based on annual sales revenue and/or gross profit performance of Flexible. The contract also covered non-compete provisions, availability of medical benefits and the use of an automobile. During the year ended January 31, 1999, this employee resigned thus terminating the contract.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1999 AND 1998

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

      (c)   Other:

            Goodren has withdrawn from participating in the District 65 Union Pension Plan (the "Plan"). The withdrawal has resulted in the assessment of a withdrawal liability owed to the Plan by Goodren. During the year ended January 31, 1995, the Company accrued a reserve for an estimated liability of $560,000 which counsel to the Company believed would be payable over a period of approximately 22 years beginning approximately one year from the withdrawal date. In March of 1996, the Company signed an agreement with the Plan whereby they would make quarterly payments of $7,548. At September 30, 1996, the Company and Goodren entered into a Settlement Agreement with the Trustees of the union pension plan whereby Goodren's pension fund liability was reduced to $360,000 payable in 80 equal quarterly payments of $8,752 including annual interest at a rate of 8%. The Company applied for relief as a "hardship case" pursuant to the Settlement Agreement, and received approval to reduce its quarterly obligations to $3,000 until such time as the Company is out of hardship. As of January 31, 1999, this liability is reflected at its fair value of $149,379, after recording a write-down of $200,000 during the current year.