Form 10QSB
period 1999-04-30
EAC INDUSTRIES INC
filed 1999-07-01
CIK 30892

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 1999

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


                       2111 CLARIDGE LANE, NORTHBROOK, IL
                      60062 (Address of principal executive
                               offices) (Zip Code)

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


             Class                                                       Outstanding at April 30, 1999
Common Stock, par value $.10 per share                                              2,885,521 shares


                                     Page 1.

                                    - INDEX -


                                                                                                                     Page(s)

PART I.        Financial Information:

ITEM 1.        Financial Statements
               Consolidated Condensed Balance Sheets - April 30, 1999 (Unaudited)
               and January 31, 1999                                                                                   3.

               Consolidated Condensed Statements of Operations (Unaudited) -
               Three Months Ended April 30, 1999 and 1998                                                             4.

               Consolidated Condensed Statements of Cash Flows (Unaudited) -
               Three Months Ended April 30, 1999 and 1998                                                             5.

               Notes to Interim Consolidated Condensed Financial Statements (Unaudited)                               6.


ITEM 2.        Management's Discussion and Analysis or Plan of Operation                                              8.


PART II.       Other Information                                                                                     10.


SIGNATURES                                                                                                           11.


EXHIBITS:

               Exhibit 27 - Financial Data Schedule

                                     Page 2.

PART I.        FINANCIAL INFORMATION:

ITEM I.        FINANCIAL STATEMENTS:

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -
                                                                                                 April 30,         January 31,
                                                                                                  1999               1999
                                                                                            ----------------    ---------------
                                                                                                  (unaudited)
CURRENT ASSETS:
    Cash                                                                                       $     596,761       $    467,910
    Notes and accounts receivable - net of allowance for doubtful accounts
      of $20,000 at April 30, and January 31, 1999, respectively                                     188,928            180,161
    Inventories                                                                                       87,466             60,041
    Prepaid expenses                                                                                  34,329             20,878
    Due from buyer (Note 2)                                                                           80,000            -
    Net assets of discontinued operations (Note 2)                                                   -                  206,135
                                                                                        --------------------      -------------

TOTAL CURRENT ASSETS                                                                                 987,484            935,125
                                                                                              --------------      -------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                                   219,983            224,885
                                                                                              --------------      -------------

OTHER ASSETS:
    Due from buyer (Note 2)                                                                          120,000            -
    Costs in excess of net assets acquired - net                                                     159,024            162,621
    Other assets                                                                                       4,404              4,404
                                                                                            ----------------    ---------------
                                                                                                     283,428            167,025
                                                                                              --------------      -------------

                                                                                                $  1,490,895        $ 1,327,035
                                                                                                ============        ===========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
    Accounts payable                                                                           $     158,306       $    143,899
    Accrued expenses                                                                                 212,671            226,353
    Long-term liabilities - current portion                                                           19,160             26,142
                                                                                             ---------------     --------------

TOTAL CURRENT LIABILITIES                                                                            390,137            396,394
                                                                                              --------------      -------------

LONG-TERM LIABILITIES - NET OF CURRENT PORTION                                                       251,593            251,520
                                                                                              --------------      -------------

COMMITMENTS AND CONTINGENCIES  (Note 4)

SHAREHOLDERS' EQUITY:
    Common stock, $.10 par value; 20,000,000 shares authorized, 2,892,819
      shares issued at April 30, and January 31, 1999                                                289,282            289,282
    Capital in excess of par value                                                                10,546,048         10,546,048
    Accumulated deficit                                                                           (9,937,563)       (10,107,607)
                                                                                               -------------       ------------
                                                                                                     897,767            727,723
Less: Common stock in treasury, 7,298 shares at cost at
          April 30, and January 31, 1999                                                             (48,602)           (48,602)
                                                                                             ---------------     --------------
                                                                                                     849,165            679,121
                                                                                              --------------      -------------

                                                                                                $  1,490,895        $ 1,327,035
                                                                                                ============        ===========

  The accompanying notes are an integral part of these consolidated statements.


                                     Page 3.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                       For The Three Months
                                                                                                          Ended April 30,
                                                                                                       1999            1998

NET SALES                                                                                            $346,533         $388,368
                                                                                                     --------         --------

COSTS AND EXPENSES:
    Cost of products sold                                                                             238,404          278,851
    Selling, general and administrative expenses                                                      143,975          200,899
                                                                                                    ---------        ---------
TOTAL COSTS AND EXPENSES                                                                              382,379          479,750
                                                                                                    ---------        ---------

(LOSS) FROM OPERATIONS                                                                                (35,846)         (91,382)
                                                                                                    ---------        ---------

OTHER INCOME (EXPENSES):
    Interest expense                                                                                   (1,478)          (1,944)
    Interest and other income                                                                           1,886            2,795
                                                                                                  -----------      -----------
                                                                                                          408              851
                                                                                                 ------------     ------------

(LOSS) BEFORE PROVISION FOR INCOME TAXES                                                              (35,438)         (90,531)

    Provision for income taxes                                                                         -               -
                                                                                              ---------------  ---------------

(LOSS) FROM CONTINUING OPERATIONS                                                                     (35,438)         (90,531)
                                                                                                   ----------       ----------

DISCONTINUED OPERATIONS (Note 2):
    (Loss) income from operations of discontinued subsidiaries - net of taxes                         (34,736)         (12,969)
    Gain on disposal of operating assets of discontinued subsidiary - net of taxes                    240,218          233,000
                                                                                                    ---------        ---------
                                                                                                      205,482          220,031
                                                                                                    ---------        ---------

NET INCOME                                                                                           $170,044         $129,500
                                                                                                     ========         ========

BASIC INCOME PER SHARE (Note 3):
    Continuing operations                                                                               $(.01)           $(.03)
    Discontinued operations                                                                               .07              .08
                                                                                                       ------           ------
                                                                                                        $ .06            $ .05
                                                                                                        =====            =====


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                          2,885,521        2,790,954
                                                                                                    =========        =========




  The accompanying notes are an integral part of these consolidated statements.


                                     Page 4.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        For The Three Months
                                                                                                           Ended April 30,
                                                                                                        1999           1998

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                       $  170,044      $ 129,500
    Adjustments to reconcile net income to cash used by operating activities:
       Depreciation and amortization                                                                     15,137         31,715
       Gain on sale of assets                                                                          (238,435)      (197,000)
    Change in assets and liabilities:
       (Increase) decrease in accounts and notes receivable                                             (56,356)        50,913
       Decrease (increase) in inventories                                                               164,984        (85,655)
       (Increase) in prepaid expenses and other assets                                                   (5,684)       (14,700)
       (Decrease) in accounts payable, accrued expenses
          and accrued income taxes                                                                     (110,004)       (12,576)
                                                                                                     ----------     ----------
         Net cash (used) by operating activities                                                       ( 60,314)       (97,803)
                                                                                                    -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                                                        200,000        197,000
    Capital expenditures                                                                                 (6,926)       (26,576)
                                                                                                    -----------     ----------
         Net cash provided by investing activities                                                      193,074        170,424
                                                                                                     ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                                                              -              124,192
    Payments of long-term debt                                                                           (3,909)       (22,312)
                                                                                                   ------------     ----------
         Net cash (used) provided by financing activities                                                (3,909)       101,880
                                                                                                   ------------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                               128,851        174,501

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                                         467,910        450,031
                                                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                          $  596,761    $   624,532
                                                                                                     ==========    ===========





  The accompanying notes are an integral part of these consolidated statements.


                                     Page 5.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE   1   -    BASIS OF PRESENTATION:

                In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of EAC Industries, Inc. (the "Company") and its subsidiaries, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of April 30, 1999 and the results of its operations and cash flows for the three month periods ended April 30, 1999 and 1998.

                The accounting policies followed by the Company are set forth in
                Note 3 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended January 31, 1999, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.

                The results of operations for the three-month period ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE   2   -    DISCONTINUED OPERATIONS:

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

                In June 1998, the Company completed the sale of substantially all of the assets of Goodren Label Corporation (formerly Athena Packaging Inc.) for an aggregate sale price of $277,000 including inventory valued at the lower of cost or market.

                Certain reclassifications have been made to the 1998 financial statements in order to conform to the 1999 presentation. These reclassifications relate to the disposition of assets as disclosed above.


NOTE   3   -    EARNINGS (LOSS) PER SHARE:

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

                Goodren withdrew from participating in the District 65 Union Pension Plan (the "Plan"). This withdrawal resulted in the assessment of a withdrawal liability owed to the Plan by Goodren. During the year ended January 31, 1995, the Company accrued a reserve for an estimated liability of $560,000 which counsel to the Company believed would be payable over a period of approximately 22 years beginning approximately one year from the withdrawal date. In March of 1996, the Company signed an agreement with the Plan whereby they will make quarterly payments of $7,548. At September 30, 1996, the Company and Goodren entered into a Settlement Agreement with the Trustees of the union pension plan whereby Goodren's pension fund liability was reduced to $360,000 payable in 80 equal quarterly payments of $8,752 including annual interest at a rate of 8%. The Company applied for relief as a "hardship case" pursuant to the Settlement Agreement, and received approval to reduce its quarterly obligations to $3,000 until such time as the Company is out of hardship. As of January 31, 1999, the Company recorded a write-down of $200,000 in order to reflect this liability at its fair value of $149,379. The Company continues to make quarterly payments of $3,000.



                                     Page 7.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

              Introduction:

              EAC Industries, Inc., the Company, is a holding company with currently one operating subsidiary, Flexible Printed Products, Inc. ("Flexible"). Flexible produces and prints on plastic, pre-cure in-mold heat transfer labels for the identification and decoration of rubber and silicone hoses, belts and tire patches.

              In June 1998, the Company completed the sale of substantially all of the assets of Goodren Label Corporation (formerly Athena Packaging Inc.). Goodren Label Corporation ("Athena"), a wholly owned subsidiary of the Company, was in the business of producing printed, laminated, embossed and hot stamped labels, wraps, seals and decals for the cosmetics, pharmaceutical and health and beauty aids industries. The aggregate sales price of $277,000 included inventory valued at the lower of cost or market.

              On March 1, 1999, the Company completed the sale of the operating assets of Goodren Products Corporation ("Goodren"), a wholly-owned subsidiary of the Company, for a price of $400,000 plus the assumption of all trade payable liabilities. Goodren was in the business of designing and providing point-of-purchase advertising displays and wall decorations on semi-durable plastic.

              The financial information presented herein includes: (i) Consolidated condensed balance sheets as of April 30, 1999 and January 31, 1999; (ii) Consolidated condensed statements of operations for the three month periods ended April 30, 1999 and 1998 and (iii) Consolidated condensed statements of cash flows for the three month periods ended April 30, 1999 and 1998.

              Results of Continuing Operations:

              Sales for the three-month period ended April 30, 1999 were $347,000 as compared to $388,000 for the comparable period of the prior year, reflecting a decrease of $41,000 or 10.6%. Cost of sales as a percentage of sales was 68.8% for the three-month period ended April 30, 1999 as compared to 71.8% for the three-month period ended April 30, 1998.

              Selling, general and administrative expenses decreased by $57,000 (from $201,000 to $144,000) when comparing the three-month periods ended April 30, 1999 and 1998.

              For the three months ended April 30, 1999 and 1998 the Company reflected a net loss from continuing operations of $35,438 and $90,531, respectively. This decrease in the operating loss was primarily due to the reduced operating overhead as mentioned above.



                                     Page 8.

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

              For the quarter ended April 30, 1999, Goodren reported a loss from operations of $34,736. The gain realized from the sale of the assets of Goodren during the current period aggregated $240,218. For the quarter ended April 30, 1998, Goodren and Athena reported a combined operating loss of $12,969 and recognized a gain from the sale of equipment of $233,000.

              Liquidity and Capital Resources:

              At April 30, 1999, the Company's working capital was $597,000 compared to working capital of $539,000 at its year ended January 31, 1999. Cash amounted to $597,000 at April 30, 1999 compared to $468,000 at January 31, 1998.

              The Company believes that its cash on hand will be sufficient to fund planned operations for at least the next 12-month period. The Company (primarily Flexible) has no planned capital expenditures for the next year.

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



EAC INDUSTRIES, INC.
Registrant




/s/ Peter B. Fritzsche
Date: June 30, 1999
Peter B. Fritzsche
Chief Executive Officer and Principal
Accounting Officer



                                    Page 11.