Form 10QSB
period 1999-07-31
EAC INDUSTRIES INC
filed 1999-09-14
CIK 30892

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                                                       Outstanding at July 31, 1999
--------------------------------------------------------------     ----------------------------------------------------
Common Stock, par value $.10 per share                                              2,885,521 shares

                                     Page 1.

                                    - INDEX -



                                                                                                                       Page(s)
PART I.        Financial Information:

ITEM 1.        Financial Statements

               Consolidated Condensed Balance Sheets - July 31, 1999 (Unaudited)
               and January 31, 1999                                                                                   3.

               Consolidated Condensed Statements of Operations (Unaudited) -
               Three and Six Months Ended July 31, 1999 and 1998                                                      4.

               Consolidated Condensed Statements of Cash Flows (Unaudited) -
               Six Months Ended July 31, 1999 and 1998                                                                5.

               Notes to Interim Consolidated Condensed Financial Statements (Unaudited)                               6.


ITEM 2.        Management's Discussion and Analysis or Plan of Operation                                              8.


PART II.       Other Information                                                                                     10.


SIGNATURES                                                                                                           11.


EXHIBITS:

               Exhibit 27 - Financial Data Schedule

                                     Page 2.

PART I.        FINANCIAL INFORMATION:

ITEM I.        FINANCIAL STATEMENTS:

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                   - ASSETS -
                                                                                                 July 31,          January 31,
                                                                                                  1999               1999
                                                                                            ----------------    ---------------
                                                                                                  (unaudited)
CURRENT ASSETS:
    Cash                                                                                       $     621,419     $      467,910
    Notes and accounts receivable - net of allowance for doubtful accounts
      of $20,000 at July 31, and January 31, 1999, respectively                                      196,280            180,161
    Inventories                                                                                       62,460             60,041
    Prepaid expenses                                                                                  31,092             20,878
    Due from buyer (Note 2)                                                                           80,000            -
    Net assets of discontinued operations (Note 2)                                                   -                  206,135
                                                                                              --------------      -------------


TOTAL CURRENT ASSETS                                                                                 991,251            935,125
                                                                                              --------------      -------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                                   213,167            224,885
                                                                                              --------------      -------------

OTHER ASSETS:
    Due from buyer (Note 2)                                                                          120,000            -
    Costs in excess of net assets acquired - net                                                     155,427            162,621
    Other assets                                                                                       4,404              4,404
                                                                                              --------------      -------------
                                                                                                     279,831            167,025
                                                                                              --------------      -------------

                                                                                                $  1,484,249        $ 1,327,035
                                                                                                ============        ===========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
    Accounts payable                                                                           $     155,031       $    143,899
    Accrued expenses                                                                                 211,951            226,353
    Long-term liabilities - current portion                                                           19,160             26,142
                                                                                              --------------      -------------

TOTAL CURRENT LIABILITIES                                                                            386,142            396,394
                                                                                              --------------      -------------

LONG-TERM LIABILITIES - NET OF CURRENT PORTION                                                       245,583            251,520
                                                                                              --------------      -------------

COMMITMENTS AND CONTINGENCIES  (Note 4)

SHAREHOLDERS' EQUITY:
    Common stock, $.10 par value; 20,000,000 shares authorized, 2,892,819
      shares issued at July 31, and January 31, 1999                                                 289,282            289,282
    Capital in excess of par value                                                                10,546,048         10,546,048
    Accumulated deficit                                                                           (9,934,204)       (10,107,607)
                                                                                              --------------      -------------
                                                                                                     901,126            727,723
    Less: Common stock in treasury, 7,298 shares at cost at
          July 31, and January 31, 1999                                                              (48,602)           (48,602)
                                                                                              --------------      -------------
                                                                                                     852,524            679,121
                                                                                              --------------      -------------

                                                                                                $  1,484,249        $ 1,327,035
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

                                     Page 3.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    For The Three Months               For The Six Months
                                                                         Ended July 31,                      July 31,
                                                                   1999             1998              1999            1998
                                                              ------------      -----------      ------------    -------------

NET SALES                                                        $ 408,215       $  390,503        $  754,748       $  778,871
                                                              ------------     ------------     -------------       ----------


COSTS AND EXPENSES:
    Cost of products sold                                          248,955          265,640           487,359          544,491
    Selling, general and administrative expenses                   174,131          185,082           318,106          385,981
                                                              ------------     ------------     -------------       ----------
TOTAL COSTS AND EXPENSES                                           423,086          450,722           805,465          930,472
                                                              ------------     ------------     -------------       ----------

OPERATING (LOSS)                                                   (14,871)         (60,219)          (50,717)        (151,601)
                                                              ------------     ------------     -------------       ----------

OTHER INCOME (EXPENSES):
    Interest expense                                                (1,352)         (20,598)           (2,830)         (22,542)
    Interest and other income                                       19,582            1,916            21,468            4,711
                                                              ------------     ------------     -------------       ----------
                                                                    18,230          (18,682)             18,638        (17,831)
                                                              ------------     ------------     -------------       ----------

INCOME (LOSS) BEFORE INCOME TAXES                                    3,359          (78,901)          (32,079)        (169,432)

    Income taxes, net of operating loss carryforward                -                 -                   -               -
                                                              ------------     ------------     -------------       ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                            3,359           (78,901)          (32,079)        (169,432)
                                                              ------------     ------------     -------------       ----------

DISCONTINUED OPERATIONS (Note 2):
    (Loss) from operations of discontinued subsidiaries
        - net of taxes                                              -               (88,096)          (34,736)        (101,065)
    Gain on disposal of operating assets of
        discontinued subsidiary - net of taxes                      -               -                 240,218          233,000
                                                              ------------     ------------     -------------       ----------
                                                                    -               (88,096)          205,482          131,935
                                                              ------------     ------------     -------------       ----------

NET INCOME (LOSS)                                             $      3,359         (166,997)      $   173,403      $   (37,497)
                                                              ============         ========       ===========      ===========

INCOME (LOSS) PER SHARE (Note 3):
    Continuing operations                                 $        -         $         (.03)$            (.01)  $         (.06)
    Discontinued operations                                         -                  (.03)               .07             .05
                                                              ------------     ------------     -------------       ----------
                                                          $         -        $         (.06)   $           .06  $         (.01)
                                                              ============     ============     ==============      ==========


WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                                  2,885,521        2,885,521         2,885,521        2,815,569
                                                              ============     ============     ==============      ==========




              The accompanying notes are an integral part of these
                            consolidated statements.


                                     Page 4.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        For The Six Months
                                                                                                           Ended July 31,
                                                                                                        1999           1998

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                                 $ 173,403      $ (37,497)
    Adjustments to reconcile net income to cash used by operating activities:
       Depreciation and amortization                                                                     26,410         36,985
       Gain on sale of assets                                                                          (238,435)      (270,855)
    Change in assets and liabilities:
       (Increase) in accounts and notes receivable                                                      (63,708)       (51,174)
       Decrease in inventories                                                                          189,990          5,781
       (Increase) in prepaid expenses and other assets                                                   (2,447)       (31,256)
       (Decrease) increase  in accounts payable, accrued expenses
          and accrued income taxes                                                                     (116,999)        94,082
                                                                                                     ----------   ------------
         Net cash (used) by operating activities                                                       ( 31,786)      (253,934)
                                                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                                                        200,000        385,100
    Capital expenditures                                                                                 (7,786)       (27,678)
                                                                                                    -----------     ----------
         Net cash provided by investing activities                                                      192,214        357,422
                                                                                                     ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                                                              -              101,019
    Payments of long-term debt                                                                           (6,919)      (106,027)
                                                                                                   ------------    -----------
         Net cash (used) by financing activities                                                         (6,919)        (5,008)
                                                                                                   ------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                               153,509         98,480

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                                         467,910        450,031
                                                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                           $ 621,419    $   548,511
                                                                                                      =========    ===========








              The accompanying notes are an integral part of these
                            consolidated statements.


                                     Page 5.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION:

                In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of EAC Industries, Inc. (the "Company") and its subsidiaries, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of July 31,1999 and the results of its operations for the three and six month periods ended July 31, 1999 and 1998, and its cash flows for the six month periods ended July 31, 1999 and 1998.

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

                The results of operations for the three and six month periods ended July 31, 1999 are not necessarily indicative of the results to be expected for the full year.


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

                                     Page 6.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 4 - CONTINGENCY:

                Goodren withdrew from participating in the District 65 Union Pension Plan (the "Plan"), which withdrawal resulted in the assessment of a withdrawal liability owed to the Plan by Goodren. During the year ended January 31, 1995, the Company accrued a reserve for an estimated liability of $560,000 which counsel to the Company believed would be payable over a period of approximately 22 years beginning approximately one year from the withdrawal date. In March of 1996, the Company signed an agreement with the Plan whereby they will make quarterly payments of $7,548. At September 30, 1996, the Company and Goodren entered into a Settlement Agreement with the Trustees of the union pension plan whereby Goodren's pension fund liability was reduced to $360,000 payable in 80 equal quarterly payments of $8,752 including annual interest at a rate of 8%. The Company applied for relief as a "hardship case" pursuant to the Settlement Agreement, and received approval to reduce its quarterly obligations to $3,000 until such time as the Company is out of hardship. As of January 31, 1999, the Company recorded a write-down of $200,000 in order to reflect this liability at its fair value of $149,379. The Company continues to make quarterly payments of $3,000.



                                     Page 7.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

              Introduction:

              EAC Industries, Inc., the Company, is a holding company with currently one operating subsidiary, Flexible Printed Products, Inc. ("Flexible"). Flexible produces and prints on plastic, pre-cure, in-mold heat transfer labels for the identification and decoration of rubber and silicone hoses, belts and tire patches.

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

              The financial information presented herein includes: (i) Consolidated condensed balance sheets as of July 31, 1999 and January 31, 1999; (ii) Consolidated condensed statements of operations for the three and six month periods ended July 31, 1999 and 1998 and (iii) Consolidated condensed statements of cash flows for the six month periods ended July 31, 1999 and 1998.

              Results of Continuing Operations:

              Sales for the three-month period ended July 31, 1999 were $408,000 as compared to $390,000 for the comparable period of the prior year, reflecting an increase of $18,000 or 4.6%. Cost of sales as a percentage of sales was 61.0% for the three-month period ended July 31, 1999 as compared to 68.0% for the three-month period ended July 31, 1998. Sales for the six-month period ended July 31, 1999 were $755,000 as compared to $779,000 for the comparable period of the prior year, reflecting a decrease of $24,000 or 3.1%. Cost of sales as a percentage of sales was 64.6% for the six-month period ended July 31, 1999 as compared to 69.9% for the three-month period ended July 31, 1998.

              Selling, general and administrative expenses decreased by $11,000 and $68,000 when comparing the three and six month periods ended July 31, 1999 and 1998. These decreases result from the implementation of cost saving methods.

              For the three months ended July 31, 1999 the Company reflected net income from continuing operations of $3,359 compared to a net loss of $78,901 for the comparative period of the prior year. For the six month periods ended July 31, 1999 and 1998, the Company reflected a net loss from operations of $32,079 and $169,432, respectively. This decrease in the operating loss was primarily due to the reduced operating overhead as mentioned above.



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

              For the six month period ended July 31, 1999, Goodren reported a loss from operations of $34,736. The gain realized from the sale of the assets of Goodren during the current period aggregated $240,218. For the six month period ended July 31, 1998, Goodren and Athena reported a combined operating loss of $101,065 and recognized a gain from the sale of equipment of $233,000.

              Liquidity and Capital Resources:

              At July 31, 1999, the Company's working capital was $605,000 compared to working capital of $539,000 at its year ended January 31, 1999. Cash amounted to $621,000 at July 31, 1999 compared to $468,000 at January 31, 1998.

              The Company believes that its cash on hand will be sufficient to fund planned operations for at least the next 12-month period. The Company (primarily Flexible) has no planned capital expenditures for the next year.

              Other:

              This report contains forward-looking statements and information that is based on manage ment's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," "intend" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, the degree and nature of competition, the risk of delay in product development and release dates and acceptance of, and demand for, the Company's products.


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



                                                     EAC INDUSTRIES, INC.
                                                     Registrant




                                                     /s/ Peter B. Fritzsche
Date: September 14, 1999
                                                     Peter B. Fritzsche
                                                     Chief Executive Officer and
                                                     Principal Accounting
                                                     Officer



                                    Page 11.