Form 10KSB/A
period 1999-01-31
EAC INDUSTRIES INC
filed 1999-11-18
CIK 30892

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

          Registrant's telephone number, including area code: 847-509-8657 Securities registered pursuant to Section 12(B) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 par value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuers revenues for the most recent fiscal year - $4,324,714.
The aggregate market value of voting stock held by non-affiliates of the registrant as of April 30, 1999 was approximately $135,000.

Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___.

As of April 30, 1999, the registrant had outstanding 2,885,521 shares of Common Stock ($.10 par value).

                                     PART I
                                     ------

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

In June 1998, the Company completed the sale of substantially all of the assets of Goodren Label Corporation (formerly Athena Packaging Inc.). Goodren Label Corporation ("Athena"), is a wholly owned subsidiary of the Company which was in the business of producing printed, laminated, embossed and hot stamped labels, wraps, seals and decals for the cosmetics, pharmaceutical and health and beauty aids industries. The aggregate sales price of $277,000 including inventory valued at the lower of cost or market. Simultaneously with the sale, the Company entered into a consulting agreement, valued at $75,000, with the buyer which terminated 180 days after the closing

On March 1, 1999, the Company completed the sale of the operating assets of Goodren Products Corporation ("Goodren"), a wholly owned subsidiary of the Company, for a price of $400,000 plus the assumption of all trade payable liabilities. Goodren was in the business of designing and providing point-of-purchase advertising displays and wall decorations on semi-durable plastic.

FINANCIAL CONDITION OF THE COMPANY
The Company's financial condition has declined from January 31, 1998. The primary reasons for this decline were: (a) the decline in sales and gross profit margins at Goodren and Flexible and (b) a moderate increase in the operating overhead of the Company (EAC). The combination of the above factors has resulted in the Company's working capital declining to $445,731 in 1999 from $755,321 in 1998. Current assets decreased to $935,125 in 1999 from $1,258,249 in 1998 and current liabilities also decreased to $489,394 in 1999 from $502,928 in 1998. Dues to the above factors, shareholders' equity decreased to $679,121 in 1999 from $818,132 in 1998.

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


                                        Approx.         Lease
                                         Area         Expiration        Annual
                                        (Sq.Ft)          Date           Rental         Principal Use
                                        -------          ----           ------         -------------
101 W. Forest Avenue
Englewood, New Jersey                   20,000          6/2000         $57,000         Manufacturing and general offices
                                                                                       for Goodren and Athena

1600 North Orangethorp Avenue
Anaheim, California                      7,500          3/2001         $41,600         Manufacturing and general office for
                                                                                       Flexible

2111 Claridge Lane
Northbrook, Illinois                       600         Month to         $7,800          Office space and headquarters
                                                       Month                            for the Company


ITEM 3.   LEGAL PROCEEDINGS

There are no legal proceedings to which the Company or its subsidiaries are subject.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                     PART II
                                     -------

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY
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

              1997                                 1998
              ----                                 ----

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

CONTINUING OPERATIONS
In fiscal 1999, the Company had a net loss from continuing operations of $226,040 ($.08 per share) as compared to a net loss of $696,885 ($.30 per share) in fiscal 1998. The loss for fiscal 1999 was primarily due to lower sales and gross profit margins at Flexible. In addition, during fiscal 1999, the Company experienced a slight increase of approximately 2% in its operating overhead. During the current year, the Company reflected a write-down of its union liability (see discussion below and Note 11c of Notes to the Consolidated Financial Statements). The decreased sales and gross profit, increased overhead and the effect of the write-down resulted in a pre-tax loss of $226,040 for the current year compared to a loss of $179,591 sustained in the previous year. In 1998, the Company reversed a deferred tax asset of $510,000 which it had recognized in prior years, since it was determined that it was not likely that such asset will be realized in the near future. This reversal resulted in a net loss from continuing operations of $696,885 in 1998 compared to $226,040 in the current year.

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

For the fiscal 1999 year, these two discontinued subsidiaries reported a loss from operations of $101,260 as compared to a loss in the prior year of $303,610. The gain realized from the sale of the assets of Athena aggregated $87,274. The results of the sale of Goodren's assets have not been recorded as of January 31, 1999 since this is a post-balance sheet event.

NET LOSS
Consolidated net loss for the year ended January 31, 1999 was $240,030 ($.08 per share) compared to a loss of $1,000,495 ($.43 per share) for the previous year.


INFLATION
The Company expects inflation to be moderate and to be offset by cost reduction programs and price increases.

FINANCIAL RESOURCES AND LIQUIDITY
The Company's financial condition declined in 1999 from 1998. The Company had working capital of $445,731 as of January 31, 1999 compared to $755,321 as of January 31, 1998. The Company and its subsidiaries are current on all of their accounts payable and accrued expenses.

In March 1996, the Company entered into an agreement to make quarterly payments of $7,548 against a union pension withdrawal liability/shortfall (see Note 11c of Notes to the Consolidated Financial Statements). Subsequently, on September 30, 1996, the Company and Goodren entered into a Settlement Agreement with the Trustees of the union pension plan whereby Goodren's pension fund liability was reduced from $560,000 to $360,000 payable in 80 equal quarterly payments of $8,752 including annual interest at a rate of 8%. In December 1997, the Company entered into a Hardship Settlement Agreement with the Trustees whereby it was able to reduce its quarterly payments/obligations to $3,000 because of the Company's poor financial condition. If the Company's financial condition should improve so that there would be no hardship in making future payments (i.e. payment of the withdrawal liability does not impede its ability to operate), then the Plan may terminate the Hardship Settlement and require the Company to make all payments due after the date of such improvement in accordance with the original Settlement Agreement. Should this occur, then the Company's quarterly payment would revert back to $8,752. During the current fiscal year, the Company further reduced its liability to approximately $150,000, its deemed fair value.

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



                                    PART III
                                    --------

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



                                    PART IV
                                    -------

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

                                      EAC INDUSTRIES, INC.
                                      (Registrant)


                                      By: /s/PETER B. FRITZSCHE

                                          __________________________
                                          Peter B. Fritzsche
                                          President, Chief Executive
                                          Officer and Principal Financial
                                          and Accounting Officer


Date: May 13, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/PETER B. FRITZSCHE                                               May 13, 1999
_________________________
Peter B. Fritzsche, Director



/s/ P. BARTLEY FRITZSCHE                                            May 13, 1999
_________________________
P. Bartley Fritzsche, Director


/s/ JOHN B. MILLET, JR.                                             May 13, 1999
_________________________
John B. Millet, Jr., Director


/s/ E. DONALD MCKENZIE, JR.                                         May 13, 1999
_________________________
E. Donald McKenzie, Jr., Director

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EAC INDUSTRIES, INC.
                                      (Registrant)


                                      By: __________________________
                                          Peter B. Fritzsche
                                          President, Chief Executive
                                          Officer and Principal Financial
                                          and Accounting Officer


Date: May 13, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


_________________________                                           May 13, 1999
Peter B. Fritzsche, Director

_________________________                                           May 13, 1999
P. Bartley Fritzsche, Director

_________________________                                           May 13, 1999
John B. Millet, Jr., Director

_________________________                                           May 13, 1999
E. Donald McKenzie, Jr., Director

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



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




                                        LAZAR LEVINE & FELIX LLP


New York, New York
April 19, 1999

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         AS OF JANUARY 31, 1999 AND 1998

                               - ASSETS (Note 6) -


                                                                                                      1999                1998
                                                                                                      ----                ----

CURRENT ASSETS:
   Cash (Note 3d)                                                                               $   467,910         $   308,539
   Accounts receivable - net of allowance for doubtful accounts of $20,000
     for 1999 and 1998 (Note 3d)                                                                    180,161             227,674
   Inventories (Notes 3e and 4)                                                                      60,041              85,055
   Prepaid taxes and expenses                                                                        20,878              30,432
   Net assets of discontinued operations (Note 2)                                                   206,135             606,549
                                                                                                -----------         -----------

TOTAL CURRENT ASSETS                                                                                935,125           1,258,249
                                                                                                -----------         -----------
PROPERTY, PLANT AND EQUIPMENT, NET (Notes 3f and 5)                                                 224,885             265,101
                                                                                                -----------         -----------
OTHER ASSETS:
   Costs in excess of net assets acquired (Note 3g)                                                 162,621             177,009
   Other assets                                                                                       4,404               -
                                                                                                -----------         -----------
                                                                                                    167,025             177,009
                                                                                                -----------         -----------
                                                                                                $ 1,327,035         $ 1,700,359
                                                                                                ===========         ===========

                                            - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
   Accounts payable                                                                             $   143,899         $   185,451
   Accrued expenses (Note 6)                                                                        319,353             305,817
   Long-term debt - current portion (Note 7)                                                         26,142               9,460
   Income taxes payable (Notes 3h and 9)                                                              -                   2,200
                                                                                                -----------         -----------
TOTAL CURRENT LIABILITIES                                                                           489,394             502,928
                                                                                                -----------         -----------
LONG-TERM DEBT - NET OF CURRENT PORTION (NOTE 7):                                                   158,520             379,299
                                                                                                -----------         -----------
COMMITMENTS AND CONTINGENCIES  (NOTES 10 AND 11)

SHAREHOLDERS' EQUITY (NOTE 8):
   Common stock, $.10 par value; 20,000,000 shares authorized; 2,892,819
     and 2,319,285 shares issued in 1999 and 1998, respectively                                     289,282             231,929
   Capital in excess of par value                                                                10,546,048          10,504,380
   Accumulated deficit                                                                          (10,107,607)         (9,867,577)
                                                                                                -----------         -----------
                                                                                                    727,723             868,732
   Less:   Common stock in treasury, 7,298 and 7,598 shares at cost
           in 1998 and 1998, respectively                                                           (48,602)            (50,600)
                                                                                                -----------         -----------
                                                                                                    679,121             818,132
                                                                                                -----------         -----------
                                                                                                $ 1,327,035         $ 1,700,359
                                                                                                ===========         ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                        Year Ended January 31,
                                                                                                        1999            1998
                                                                                                        ----            ----


NET SALES                                                                                           $1,436,489      $ 1,669,739
                                                                                                    ----------      -----------
COSTS AND EXPENSES:
    Cost of products sold                                                                            1,058,519        1,077,519
    Selling, general and administrative expenses                                                       803,707          787,769
                                                                                                    ----------      -----------
TOTAL COSTS AND EXPENSES                                                                             1,862,226        1,865,288
                                                                                                    ----------      -----------
(LOSS) FROM OPERATIONS                                                                                (425,737)        (195,549)
                                                                                                    ----------      -----------
OTHER INCOME (EXPENSE):
    Interest expense                                                                                   (10,417)          (8,094)
    Write-down of reserves (Note 11c)                                                                  200,000             -
    Interest and other income                                                                           10,114           24,052
                                                                                                    ----------      -----------
                                                                                                       199,697           15,958
                                                                                                    ----------      -----------

(LOSS) BEFORE PROVISION FOR INCOME TAXES                                                              (226,040)        (179,591)

    Provision for income taxes  (Notes 3h and 9)                                                          -             517,294
                                                                                                    ----------      -----------

(LOSS) FROM CONTINUING OPERATIONS                                                                     (226,040)        (696,885)
                                                                                                    ----------      -----------

DISCONTINUED OPERATIONS (Note 2):
    Loss from operations of discontinued subsidiary - net of taxes                                    (101,264)        (303,610)
    Gain on disposal of operating assets of discontinued subsidiary - net of taxes                      87,274            -
                                                                                                    ----------      -----------
                                                                                                       (13,990)        (303,610)
                                                                                                    ----------      -----------
NET LOSS                                                                                            $ (240,030)     $(1,000,495)
                                                                                                    ==========      ===========

BASIC LOSS PER SHARE  (Note 3i)
    Continuing operations                                                                               $(0.08)          ($0.30)
    Discontinued operations                                                                                -              (0.13)
                                                                                                    ----------      -----------
                                                                                                        $(0.08)          $(0.43)
                                                                                                    ==========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                           2,837,427        2,311,687
                                                                                                    ==========      ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                 Capital in                          Common            Total
                                   Number of        Common         Excess          Accumulated      Stock in        Shareholders'
                                     Shares         Stock          of Par            Deficit        Treasury           Equity
                                     ------         -----          ------            -------        --------           ------

Balance at January 31, 1997        2,319,285      $231,929      $10,504,380      $ (8,867,082)     $(50,600)     $   1,818,627

Net loss for the year                 -              -               -             (1,000,495)         -            (1,000,495)
                                   ---------      --------      -----------      ------------      --------      -------------
Balance at January 31, 1998        2,319,285       231,929       10,504,380        (9,867,577)      (50,600)           818,132

Sale of common stock                 573,534        57,353           41,668             -             1,998            101,019

Net loss for the year                 -               -                -             (240,030)         -              (240,030)
                                   ---------      --------      -----------      ------------      --------      -------------
BALANCE AT,
  JANUARY 31, 1999                 2,892,819      $289,282      $10,546,048      $(10,107,607)     $(48,602)     $     679,121
                                   =========      ========      ===========      ============      ========      =============






  The accompanying notes are an integral part of these consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Year Ended January 31,
                                                                                                        1999              1998
                                                                                                        ----              ----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                                                         $(240,030)     $(1,000,495)
  Adjustments to reconcile net (loss) to cash provided (utilized) by operating activities:
    Depreciation and amortization                                                                       65,614          100,571
    Allowance for doubtful accounts                                                                       -               4,470
    Loss (gain) on sale of fixed assets                                                                  9,812          (19,745)
    Deferred income taxes                                                                                 -             510,000
  Changes in assets and liabilities:
    Decrease (increase) in accounts and notes receivable                                                47,513          (65,589)
    Decrease (increase) in inventories                                                                  25,014          (23,129)
    Decrease in prepaid expenses                                                                         5,150            1,219
    Increase in accounts payable, accrued expenses and accrued income taxes                            186,419          122,999
    Net cash from discontinued operations                                                               27,834           97,703
                                                                                                     ---------      -----------
       NET CASH PROVIDED (UTILIZED) BY OPERATING ACTIVITIES                                            127,326         (271,996)
                                                                                                     ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets                                                                      -             113,249
  Capital expenditures                                                                                 (20,823)          (2,773)
                                                                                                     ---------      -----------
       NET CASH (UTILIZED) PROVIDED BY INVESTING ACTIVITIES                                            (20,823)         110,476
                                                                                                     ---------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                                                               101,019             -
  Payments of long-term debt                                                                           (48,151)        (149,353)
                                                                                                     ---------      -----------
       NET CASH PROVIDED (USED BY) FINANCING ACTIVITIES                                                 52,868         (149,353)
                                                                                                     ---------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       159,371         (310,873)

  Cash and cash equivalents, at beginning of year                                                      308,539          619,412
                                                                                                     ---------      -----------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                                                            $ 467,910      $   308,539
                                                                                                     =========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                                        $29,189          $40,364
  Income taxes paid                                                                                       -              15,170


   The accompanying notes are an integral part of these consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1999 AND 1998


NOTE 1 -  DESCRIPTION OF THE COMPANY:

          EAC Industries, Inc., the Company, was organized in 1958 as a New York corporation. The Company is a holding company with, as of January 31, 1998, three wholly owned operating subsidiaries, Goodren Products Corporation ("Goodren"), Flexible Printed Products, Inc. ("Flexible") and Athena Packaging, Inc. ("Athena"). See Note 2 for a description of Discontinued Operations. Flexible, currently the Company's only operating subsidiary, produces and prints on plastic, pre-cure in-mold heat transfer labels for the identification and decoration of rubber and silicone hoses, belts and tire patches.


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

     (d)  CONCENTRATION OF CREDIT RISK/FAIR VALUE:

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


NOTE 4 -  INVENTORIES:

          Inventories at January 31, 1999 and 1998 consisted of the following:

                                                  1999              1998
                                                  ----              ----

               Raw materials                    $57,691           $80,055
               Finished goods                     2,350             5,000
                                                -------           -------
                                                $60,041           $85,055
                                                =======           =======

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1999 AND 1998

NOTE 5 -  PROPERTY, PLANT AND EQUIPMENT:

          Fixed assets and accumulated depreciation at January 31, 1999 and 1998 consisted of the following:

                                                                    1999              1998
                                                                    ----              ----

               Building and improvements                         $  18,543        $   8,242
               Machinery and equipment                             216,496          206,727
               Label artwork                                       150,000          150,000
               Transportation equipment                             22,275           22,275
               Furniture and fixtures                               48,922           58,844
                                                                 ---------        ---------
                                                                   456,236          446,088
               Less: accumulated depreciation and amortization     231,351          180,987
                                                                 ---------        ---------
                                                                 $ 224,885        $ 265,101
                                                                 =========        =========

          For the years ended January 31, 1999 and 1998, depreciation expense from continuing operations aggregated $51,226 and $67,706, respectively.


NOTE 6 -  ACCRUED EXPENSES:

          At January 31, 1999 and 1998 accrued expenses consisted of the following:

                                                  1999              1998
                                                  ----              ----

               Salaries and wages            $    9,239       $    7,603
               Employee benefits                162,048          162,048
               Other                            148,066          136,166
                                             ----------       ----------
                                             $  319,353       $  305,817
                                             ==========       ==========

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1999 AND 1998


NOTE 7 -  LONG-TERM DEBT:

     (a)  OTHER LIABILITIES:

          At January 31, 1999 and 1998 long-term liabilities included the following:

                                                                                         1999                 1998
                                                                                         ----                 ----

          9.9% equipment note payable in monthly installments of
          $1,454, inclusive of interest                                              $  35,283            $  44,434

          Union pension withdrawal liability/shortfall, presently
          payable in quarterly installments of $3,000 (including
          interest at 8% per annum (see Note 11c)                                      149,379              344,325
                                                                                     ---------            ---------
                                                                                       184,662              388,759
                Less: current portion                                                   26,142                9,460
                                                                                     ---------            ---------
                                                                                     $ 158,520            $ 379,299
                                                                                     =========            =========


          Aggregate maturities of long-term liabilities for the next five years and in the aggregate are $26,142, $27,614, $17,527, $12,000, $12,000 and $89,379 thereafter.


NOTE 8 -  SHAREHOLDERS' EQUITY:

          In November 1997, the Company filed a statement with the Securities and Exchange Commission registering 283,551 shares of its common stock to be issued upon exercise of the rights to subscribe for such shares, "the Rights Offering." Shareholders holding 100 shares of common stock or more at the close of business on November 10, 1997 (the record date) received one non-transferable Right for each share of common stock held. Each Right entitled the holder to purchase one share of Company common stock at an exercise price of $.22 per share. This offering closed in February 1998 and the Company realized net proceeds of $101,019. Simultaneously with the closing, the Company effected (i) a 100 to 1 reverse split of its common stock through a reclassification of its common stock and (ii) an immediate subsequent reclassification with a forward stock split pursuant to which each holder of the reclassified common stock would receive 99 additional shares of reclassified common stock. The effect of this was to eliminate all holders of less than 100 shares (pre-reverse split) of common stock, such stockholders receiving cash of $.28125 per share in lieu of their fractional interests.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1999 AND 1998


NOTE 9 -  INCOME TAXES:

          The provision for income taxes consisted of the following for the years ended January 31, 1999 and 1998:

                                                                                          1999                1998
                                                                                          ----                ----
          Current:
            Federal                                                                         -           $       -
            State and local                                                                 -                7,294
                                                                                   -----------          ----------
                                                                                            -                7,294
          Deferred
            Federal, state and local                                                        -              510,000
                                                                                   -----------          ----------
          PROVISION FOR INCOME TAXES                                               $        -           $  517,294

          The components of the net deferred income tax asset, pursuant to SFAS
          109, as of January 31, 1999 and 1998 are as follows:
                                                                                          1999                1998
                                                                                          ----                ----
          Deferred tax assets:
            Accounts receivable                                                    $     6,500          $    3,700
            Inventory                                                                    3,200               2,800
            Operating loss carryforward                                              3,115,000           3,000,000

          Total deferred tax asset                                                   3,124,700           3,006,500

            Valuation allowance                                                      3,124,700           3,006,500
                                                                                   -----------          ----------
          NET DEFERRED INCOME TAX ASSET                                            $        -           $     -
                                                                                   ===========          ==========


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

          Future minimum rental commitments for existing operating leases and in the aggregate are as follows:

          Fiscal year ending January 31, 2000 -  $108,325
                                         2001 -    71,075
                                         2002 -     3,639
                                                 $183,039

     (b)  EMPLOYMENT CONTRACTS:

          The Company had an employment contract (the "Contract") with the President of Goodren which, after its expiration on January 31, 1994, was renewed automatically for successive one-year terms. The contract specified base compensation of $155,000 for the initial term with annual increases based on changes in the consumer price index. The contract also provided for additional compensation equal to 5% of the operating income of Goodren provided such operating income exceeds $650,000 for the fiscal year. In December 1994, Goodren entered into a further agreement with this executive whereby the proceeds of a newly purchased term life insurance policy in the amount of $250,000 will be paid to the spouse upon the death of this executive. As a result of the sale of the operating assets in March 1999, this contract has now been terminated.

          Flexible entered into an employment contract with its President for a three-year period ending December 15, 1997, subject to renewals for successive one-year terms. The base compensation under this contract was $75,000 with adjustments made annually based on changes in the consumer price index. The contract also provided for additional compensation based on annual sales revenue and/or gross profit performance of Flexible. The contract also covered non-compete provisions, availability of medical benefits and the use of an automobile. During the year ended January 31, 1999, this employee resigned thus terminating the contract.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1999 AND 1998


NOTE 11 - COMMITMENTS AND CONTINGENCIES:

     (c)  OTHER:

          Goodren has withdrawn from participating in the District 65 Union Pension Plan (the "Plan"). The withdrawal has resulted in the assessment of a withdrawal liability owed to the Plan by Goodren. During the year ended January 31, 1995, the Company accrued a reserve for an estimated liability of $560,000 which counsel to the Company believed would be payable over a period of approximately 22 years beginning approximately one year from the withdrawal date. In March of 1996, the Company signed an agreement with the Plan whereby they will make quarterly payments of $7,548. At September 30, 1996, the Company and Goodren entered into a Settlement Agreement with the Trustees of the union pension plan whereby Goodren's pension fund liability was reduced to $360,000 payable in 80 equal quarterly payments of $8,752 including annual interest at a rate of 8%. In December 1997, the Company entered into a Hardship Settlement Agreement with the Trustees whereby it was able to reduce its quarterly payments/obligations to $3,000 because of the Company's poor financial condition. If the Company's financial condition should improve so that there would be no hardship in making future payments (i.e. payment of the withdrawal liability does not impede its ability to operate), then the Plan may terminate the Hardship Settlement and require the Company to make all payments due after the date of such improvement in accordance with the original Settlement Agreement. Should this occur, then the Company's quarterly payment would revert back to $8,752. The Company applied for relief as a "hardship case" pursuant to the Settlement Agreement, and received approval to reduce its quarterly obligations to $3,000 until such time as the Company is out of hardship. As of January 31, 1999, this liability is reflected at its fair value of $149,379, after recording a write-down of $200,000 during the current year.