Form 10QSB/A
period 1999-07-31
EAC INDUSTRIES INC
filed 1999-11-18
CIK 30892

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

      (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1999

                                       OR

      ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to _______

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


              Class                                Outstanding at July 31, 1999
Common Stock, par value $.10 per share                 2,885,521 shares

                                    - INDEX -

                                                                                     PAGE(S)
                                                                                     -------
PART I.   Financial Information:

ITEM 1.   Financial Statements

          Consolidated Condensed Balance Sheets - July 31, 1999 (Unaudited)
          and January 31, 1999                                                          3.

          Consolidated Condensed Statements of Operations (Unaudited) -
          Three and Six Months Ended July 31, 1999 and 1998                             4.

          Consolidated Condensed Statements of Cash Flows (Unaudited) -
          Six Months Ended July 31, 1999 and 1998                                       5.

          Notes to Interim Consolidated Condensed Financial Statements (Unaudited)      6.


ITEM 2.   Management's Discussion and Analysis or Plan of Operation                     8.


PART II.  Other Information                                                            11.


SIGNATURES                                                                             12.

EXHIBITS:

          Exhibit 27 - Financial Data Schedule

                                                                         Page 2.

PART I.   FINANCIAL INFORMATION:

ITEM I.   FINANCIAL STATEMENTS:

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                                 JULY 31,              January 31,
                                                                                                  1999                    1999
                                                                                            ----------------         ---------------
                                                                                               (UNAUDITED)
CURRENT ASSETS:
    Cash                                                                                    $     621,419           $    467,910
    Notes and accounts receivable - net of allowance for doubtful accounts
      of $20,000 at July 31, and January 31, 1999, respectively                                   196,280                180,161
    Inventories                                                                                    62,460                 60,041
    Prepaid expenses                                                                               31,092                 20,878
    Due from buyer (Note 2)                                                                        80,000                    -
    Net assets of discontinued operations (Note 2)                                                   -                   206,135
                                                                                            -------------           ------------
TOTAL CURRENT ASSETS                                                                              991,251                935,125
                                                                                            -------------           ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                                213,167                224,885
                                                                                            -------------           ------------

OTHER ASSETS:
    Due from buyer (Note 2)                                                                       120,000                   -
    Costs in excess of net assets acquired - net                                                  155,427                162,621
    Other assets                                                                                    4,404                  4,404
                                                                                            -------------          -------------
                                                                                                  279,831                167,025
                                                                                            $   1,484,249          $   1,327,035
                                                                                            =============          =============
                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
    Accounts payable                                                                        $     155,031          $     143,899
    Accrued expenses                                                                              304,951                319,353
    Long-term liabilities - current portion                                                        19,160                 26,142
                                                                                            -------------          -------------
TOTAL CURRENT LIABILITIES                                                                         479,142                489,394
                                                                                            -------------          -------------
LONG-TERM LIABILITIES - NET OF CURRENT PORTION                                                    152,583                158,520
                                                                                            -------------          -------------
COMMITMENTS AND CONTINGENCIES  (NOTE 4)

SHAREHOLDERS' EQUITY:
    Common stock, $.10 par value; 20,000,000 shares authorized, 2,892,819
      shares issued at July 31, and January 31, 1999                                              289,282                289,282
    Capital in excess of par value                                                             10,546,048             10,546,048
    Accumulated deficit                                                                        (9,934,204)           (10,107,607)
                                                                                            -------------          -------------
                                                                                                  901,126                727,723
    Less: Common stock in treasury, 7,298 shares at cost at
          July 31, and January 31, 1999                                                           (48,602)               (48,602)
                                                                                            -------------          -------------
                                                                                                  852,524                679,121
                                                                                            -------------          -------------

                                                                                            $   1,484,249          $   1,327,035
                                                                                            =============          =============
 The accompanying notes are an integral part of these consolidated statements.


                                                                         Page 3.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    For The Three Months               For The Six Months
                                                                      Ended July 31,                     Ended July 31,
                                                                   1999             1998              1999              1998
                                                               -----------       -----------      -----------       -----------

NET SALES                                                      $   408,215       $   390,503      $   754,748       $   778,871
                                                               -----------       -----------      -----------       -----------

COSTS AND EXPENSES:
  Cost of products sold                                            248,955           265,640          487,359           544,491
  Selling, general and administrative expenses                     174,131           185,082          318,106           385,981
                                                               -----------       -----------      -----------       -----------
TOTAL COSTS AND EXPENSES                                           423,086           450,722          805,465           930,472
                                                               -----------       -----------      -----------       -----------

OPERATING (LOSS)                                                   (14,871)          (60,219)         (50,717)         (151,601)
                                                               -----------       -----------      -----------       -----------

OTHER INCOME (EXPENSES):
  Interest expense                                                  (1,352)          (20,598)          (2,830)          (22,542)
  Interest and other income                                         19,582             1,916           21,468             4,711
                                                               -----------       -----------      -----------       -----------
                                                                    18,230           (18,682)          18,638           (17,831)
                                                               -----------       -----------      -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES                                    3,359           (78,901)         (32,079)         (169,432)

  Income taxes, net of operating loss carryforward                     -                -                 -                 -
                                                               -----------       -----------      -----------       -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                             3,359           (78,901)         (32,079)         (169,432)
                                                               -----------       -----------      -----------       -----------

DISCONTINUED OPERATIONS (NOTE 2):
  (Loss) from operations of discontinued subsidiaries
     - net of taxes                                                    -             (88,096)         (34,736)         (101,065)
  Gain on disposal of operating assets of
     discontinued subsidiary - net of taxes                            -                 -            240,218           233,000
                                                               -----------       -----------      -----------       -----------
                                                                       -             (88,096)         205,482           131,935
                                                               -----------       -----------      -----------       -----------

NET INCOME (LOSS)                                              $     3,359          (166,997)     $   173,403       $   (37,497)
                                                               ===========       ===========      ===========       ===========

INCOME (LOSS) PER SHARE (NOTE 3):
  Continuing operations                                        $       -         $      (.03)     $      (.01)      $      (.06)
  Discontinued operations                                              -                (.03)             .07               .05
                                                               -----------       -----------      -----------       -----------
                                                               $       -         $      (.06)     $       .06       $      (.01)
                                                               ===========       ===========      ===========       ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                    2,885,521         2,885,521        2,885,521         2,815,569
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

                                                                         Page 4.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                      For The Six Months
                                                                                                        Ended July 31,
                                                                                                     1999            1998
                                                                                                  ----------      ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                             $  173,403      $  (37,497)
    Adjustments to reconcile net income to cash used by operating activities:
       Depreciation and amortization                                                                  26,410          36,985
       Gain on sale of assets                                                                       (238,435)       (270,855)
    Change in assets and liabilities:
       (Increase) in accounts and notes receivable                                                   (63,708)        (51,174)
       Decrease in inventories                                                                       189,990           5,781
       (Increase) in prepaid expenses and other assets                                                (2,447)        (31,256)
       (Decrease) increase in accounts payable, accrued expenses
          and accrued income taxes                                                                  (116,999)         94,082
                                                                                                  ----------      ----------
         NET CASH (USED) BY OPERATING ACTIVITIES                                                     (31,786)       (253,934)
                                                                                                  ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                                                     200,000         385,100
    Capital expenditures                                                                              (7,786)        (27,678)
                                                                                                  ----------      ----------
         NET CASH PROVIDED BY INVESTING ACTIVITIES                                                   192,214         357,422
                                                                                                  ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                                                              -            101,019
    Payments of long-term debt                                                                        (6,919)       (106,027)
                                                                                                  ----------      ----------
         NET CASH (USED) BY FINANCING ACTIVITIES                                                      (6,919)         (5,008)
                                                                                                  ----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            153,509          98,480

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                                      467,910         450,031
                                                                                                  ----------      ----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                       $  621,419      $  548,511
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

                                                                         Page 5.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 -  BASIS OF PRESENTATION:

          In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of EAC Industries, Inc. (the "Company") and its subsidiaries, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of July 31, 1999 and the results of its operations for the three and six month periods ended July 31, 1999 and 1998, and its cash flows for the six month periods ended July 31, 1999 and 1998.

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


NOTE 2 -  DISCONTINUED OPERATIONS:

          On March 1, 1999, the Company completed the sale of the operating assets of Goodren Products Corporation ("Goodren") for a price of $400,000 plus the assumption of all trade payable liabilities. The payment terms are as follows: (i) $200,000 at closing, (ii) $30,000 to be paid 180 days after closing plus interest accrued at an annual rate of 7%, (iii) $50,000 to be paid 360 days after closing plus interest accrued at an annual rate of 7%, (iv) $60,000 to be paid 540 days after closing plus interest accrued at an annual rate of 7% and (v) $60,000 to be paid 720 days after closing plus interest accrued at an annual rate of 7%.

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

          The accompanying financial statements have been presented to reflect the results of the discontinued subsidiaries separately. The following is a summary of the results of operations of Goodren and Athena for the periods ended July 31, 1999 and 1998.

                                                       For The Six Months Ended July 31,
                                                           1999                 1998
                                                           ----                 ----
          Goodren Products Corp.:
               Revenues                                     $181,928          $1,465,514
               Income (loss) from operations                 (28,922)            102,387
               Gain on sale of assets                        240,218                -
               Net income                                    211,296             102,387
               Income per share                                 $.07                $.04

                                                                         Page 6.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 -  DISCONTINUED OPERATIONS (CONTINUED):

                                                       For The Six Months Ended July 31,
                                                           1999                 1998
                                                           ----                 ----
          Goodren Label Corp. (Athena):
               Revenues                                $     -               $320,685
               Loss from operations                      (5,814)             (203,452)
               Gain on sale of assets                        -                233,000
               Net income (loss)                         (5,814)               29,548
               Income (loss) per share                     $ -                   $.01


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

          For the three months ended July 31, 1999 the Company reflected net income from continuing operations of $3,359 compared to a net loss of $78,901 for the comparative period of the prior year. However, the Company continued to operate at a loss for the quarter, with higher interest income and lower interest expense the principal factors for the small net gain for the quarter. For the six month periods ended July 31, 1999 and 1998, the Company reflected a net loss from operations of $32,079 and $169,432, respectively. This decrease in the operating loss was primarily due to the reduced operating overhead as mentioned above.

                                                                         Page 8.

          DISCONTINUED OPERATIONS:

          In June 1998, the Company completed the sale of substantially all of the assets of Goodren Label Corporation (formerly Athena Packaging Inc.) for an aggregate sales price of $277,000 including inventory valued at the lower of cost or market. The gain recognized on the sale of these assets aggregated $233,000. On March 1, 1999, the Company completed the sale of the operating assets of Goodren Products Corporation ("Goodren") for a price of $400,000 plus the assumption of all trade payable liabilities. The Company realized a gain of $240,218 upon the sale of Goodren's assets. See Note 2 of Notes to the Consolidated Financial Statements for a further description of these transactions.

          For the six month period ended July 31, 1999, Goodren reported a loss from operations of $34,736. The gain realized from the sale of the assets of Goodren during the current period aggregated $240,218. For the six month period ended July 31, 1998, Goodren and Athena reported a combined operating loss of $101,065 and recognized a gain from the sale of equipment of $233,000.

          LIQUIDITY AND CAPITAL RESOURCES:

          At July 31, 1999, the Company's working capital was $512,000 compared to working capital of $446,000 at its year ended January 31, 1999. Cash amounted to $621,000 at July 31, 1999 compared to $468,000 at January 31, 1998.

          The Company believes that its cash on hand will be sufficient to fund planned operations for at least the next 12-month period. The Company (primarily Flexible) has planned capital expenditures for the next year in the amount of approximately $50,000, which can be funded from existing resources.

          YEAR 2000 ISSUES:

          The Year 2000 ("Y2K") problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company has instituted a Y2K compliance program, the objective of which is to determine and assess the risks of the Y2K issue, and plan and institute mitigating actions to minimize those risks. The Company's standard for compliance requires that, for a computer system or business process to be Y2K compliant, it must be designed to operate without error in date and date-related data prior to, on and after January 1, 2000. The Company's computer's hardware is Y2K compliant and it has purchased an "off-the-shelf" business software program, for internal use, which is also Y2K compliant. The Company has spent less than $10,000 to date and expects that any further expenditures will be minimal.

          CONTINGENCY PLANS:

          The Company's management is in the process of developing a "worst-case scenario" with respect to Y2K noncompliance and to develop contingency plans designed to minimize the effects of such scenario. Although management believes that it is very unlikely that any of these worst-case scenarios will occur, contingency plans will be developed and will address both IT system and non-IT system failure.

          The Company intends to request assurances of Y2K readiness from its telephone and electrical suppliers. However, management has been informed that some suppliers have either declined

                                                                         Page 9.

          to provide the requested assurances, or have limited the scope of assurances that they are willing to give. If suppliers of services that are critical to the Company's operations were to experience business disruptions as a result of their lack of Y2K readiness, their problems could have a material adverse effect on the financial position and results of operations of the Company. The impact of a failure of readiness by critical suppliers cannot be estimated with confidence, and the effectiveness of contingency plans to mitigate the effect of any such failure is largely untested. Management cannot provide any assurance that there will be no material adverse effects to the financial condition or results of operations of the Company as a result of Y2K issues.

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



                                        EAC INDUSTRIES, INC.
                                        ____________________
                                        Registrant



                                        /s/ Peter B. Fritzsche
                                        ______________________
Date: September 14, 1999
                                        Peter B. Fritzsche
                                        Chief Executive Officer and Principal
                                        Accounting Officer

                                                                        Page 12.