Form 10QSB
period 1999-10-31
EAC INDUSTRIES INC
filed 1999-12-17
CIK 30892

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1999

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

                                  (847)509-8657
                (Issuer's telephone number, including area code)

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                                                OUTSTANDING AT OCTOBER 31, 1999
--------------------------------------------------------------         -------------------------------------------------
Common Stock, par value $.10 per share                                 2,885,521 shares

                                                                         Page 2.

                                    - INDEX -

                                                                                                                    PAGE(S)

PART I.        Financial Information:

ITEM 1.        Financial Statements
               Consolidated Condensed Balance Sheets - October 31, 1999 (Unaudited)
               and January 31, 1999                                                                                   3.

               Consolidated Condensed Statements of Operations (Unaudited) -
               Three and Nine Months Ended October 31, 1999 and 1998                                                  4.

               Consolidated Condensed Statements of Cash Flows (Unaudited) -
               Nine Months Ended October 31, 1999 and 1998                                                            5.

               Notes to Interim Consolidated Condensed Financial Statements (Unaudited)                               6.

ITEM 2.        Management's Discussion and Analysis or Plan of Operation                                              8.

PART II.       Other Information                                                                                     11.

SIGNATURES                                                                                                           12.

EXHIBITS:

               Exhibit 27 - Financial Data Schedule

                                                                         Page 3.

PART I.  FINANCIAL INFORMATION:

ITEM I.  FINANCIAL STATEMENTS:

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                                OCTOBER 31,         January 31,
                                                                                                   1999                  1999
                                                                                                (UNAUDITED)

CURRENT ASSETS:

    CASH                                                                                       $     623,688       $    467,910
    Notes and accounts receivable - net of allowance for doubtful accounts
      OF $20,000 AT OCTOBER 31, AND JANUARY 31, 1999, RESPECTIVELY                                   155,651            180,161
    INVENTORIES                                                                                       78,684             60,041
    PREPAID EXPENSES                                                                                  29,934             20,878
    DUE FROM BUYER (NOTE 2)                                                                          110,000            -
    NET ASSETS OF DISCONTINUED OPERATIONS (NOTE 2)                                                   -                  206,135
                                                                                        --------------------      -------------

TOTAL CURRENT ASSETS                                                                                 997,957            935,125
                                                                                              --------------      -------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                                   216,961            224,885
                                                                                              --------------      -------------

OTHER ASSETS:

    DUE FROM BUYER (NOTE 2)                                                                           60,000            -
    COSTS IN EXCESS OF NET ASSETS ACQUIRED - NET                                                     151,830            162,621
    OTHER ASSETS                                                                                       4,404              4,404
                                                                                            ----------------    ---------------
                                                                                                     216,234            167,025
                                                                                              --------------      -------------

                                                                                                $  1,431,152        $ 1,327,035
                                                                                                ============        ===========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:

    ACCOUNTS PAYABLE                                                                           $     170,025       $    143,899
    ACCRUED EXPENSES                                                                                 264,332            319,353
    LONG-TERM LIABILITIES - CURRENT PORTION                                                           19,160             26,142
                                                                                             ---------------     --------------

TOTAL CURRENT LIABILITIES                                                                            453,517            489,394
                                                                                              --------------      -------------

LONG-TERM LIABILITIES - NET OF CURRENT PORTION                                                       151,789            158,520
                                                                                              --------------      -------------

COMMITMENTS AND CONTINGENCIES  (NOTE 4)

SHAREHOLDERS' EQUITY:

    Common stock, $.10 par value; 20,000,000 shares authorized, 2,892,819
      SHARES ISSUED AT OCTOBER 31, AND JANUARY 31, 1999                                              289,282            289,282
    CAPITAL IN EXCESS OF PAR VALUE                                                                10,546,048         10,546,048
    ACCUMULATED DEFICIT                                                                           (9,960,882)       (10,107,607)
                                                                                               -------------       ------------
                                                                                                     874,448            727,723
    Less: Common stock in treasury, 7,298 shares at cost at
          OCTOBER 31, AND JANUARY 31, 1999                                                           (48,602)           (48,602)
                                                                                             ---------------     --------------
                                                                                                     825,846            679,121
                                                                                              --------------      -------------

                                                                                                $  1,431,152        $ 1,327,035
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

                                                                         Page 4.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  For The Three Months                 For The Nine Months
                                                                    ENDED OCTOBER 31                      OCTOBER 31,
                                                                   ------------------                    --------------
                                                                  1999              1998              1999               1998
                                                              -----------       -----------      ------------       ----------

NET SALES                                                        $ 384,620       $  362,802        $1,139,368       $1,141,673
                                                                 ---------       ----------        ----------       ----------
COSTS AND EXPENSES:

    COST OF PRODUCTS SOLD                                          238,960          252,416           726,319          796,907
    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   161,395          207,561           479,501          593,542
                                                                ----------      -----------      ------------      -----------
TOTAL COSTS AND EXPENSES                                           400,355          459,977         1,205,820        1,390,449
                                                                ----------      -----------       -----------       ----------

OPERATING (LOSS)                                                   (15,735)         (97,175)          (66,452)        (248,776)
                                                               -----------     ------------     -------------        ---------

OTHER INCOME (EXPENSES):

    INTEREST EXPENSE                                                (1,220)          (1,715)           (4,050)         (24,257)
    INTEREST AND OTHER INCOME                                       13,043            1,928            34,511            6,639
                                                               -----------    -------------     -------------    -------------
                                                                    11,823              213             30,461         (17,618)
                                                               -----------       ----------      -------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                                   (3,912)         (96,962)          (35,991)        (266,394)

    INCOME TAXES, NET OF OPERATING LOSS CARRYFORWARD                  -                -               -                    -
                                                          ---------------- ---------------- -----------------     ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                            (3,912)         (96,962)          (35,991)        (266,394)
                                                              ------------      -----------      ------------      -----------

DISCONTINUED OPERATIONS (NOTE 2):

    (Loss) from operations of discontinued subsidiaries
        - NET OF TAXES                                             (22,766)         (29,964)          (57,502)        (131,029)
    Gain on disposal of operating assets of
        DISCONTINUED SUBSIDIARY - NET OF TAXES                      -                56,505           240,218          289,505
                                                           ---------------      -----------          --------      -----------
                                                                   (22,766)          26,541           182,716          158,476
                                                                  --------      -----------          --------      -----------


NET INCOME (LOSS)                                               $  (26,678)      $  (70,421)      $   146,725       $ (107,918)
                                                                ==========       ==========       ===========       ==========

BASIC AND DILUTED INCOME (LOSS)
    PER SHARE (NOTE 3):
       CONTINUING OPERATIONS                               $      -       $         (.03)   $        (.01)   $         (.09)
       DISCONTINUED OPERATIONS                                     (.01)             .01              .06               .05
                                                         --------------  ---------------   --------------   ---------------
                                                                $  (.01)  $         (.02)   $         .05    $         (.04)
                                                                =======   ==============    =============    ==============


WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                                  2,885,521        2,885,521         2,885,521        2,846,147
                                                                 =========        =========         =========        =========

  The accompanying notes are an integral part of these consolidated statements.

                                                                         Page 5.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           For The Nine Months
                                                                                                              ENDED OCTOBER 31,
                                                                                                         1999                1998

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:

    NET INCOME (LOSS)                                                                                  $ 146,725        $ (107,918)
    Adjustments to reconcile net income (loss) to cash used by operating activities:
       DEPRECIATION AND AMORTIZATION                                                                      35,098            42,431
       GAIN ON SALE OF ASSETS                                                                           (240,218)         (289,505)
    Change in assets and liabilities:

       DECREASE IN ACCOUNTS AND NOTES RECEIVABLE                                                          24,510           143,520
       (INCREASE) IN INVENTORIES                                                                         (18,643)          (15,852)
       DECREASE (INCREASE) IN PREPAID EXPENSES AND OTHER ASSETS                                            1,705            (5,629)
       (Decrease) in accounts payable, accrued expenses
          AND ACCRUED INCOME TAXES                                                                       (12,552)         (113,435)
       NET CASH FLOW FROM DISCONTINUED OPERATIONS                                                         13,123            70,110
                                                                                                         -------           -------
         NET CASH (USED) BY OPERATING ACTIVITIES                                                         (50,252)         (276,278)
                                                                                                      ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    PROCEEDS FROM SALE OF ASSETS                                                                         230,000           311,750
    CAPITAL EXPENDITURES                                                                                 (19,257)          (27,678)
                                                                                                     -----------          --------
         NET CASH PROVIDED BY INVESTING ACTIVITIES                                                       210,743           284,072
                                                                                                      ----------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net proceeds from sale of common stock                                                               -                 101,019
    PAYMENTS OF LONG-TERM DEBT                                                                            (4,713)          (50,945)
                                                                                                    ------------       -----------
         NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                                 (4,713)           50,074
                                                                                                    ------------      ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                155,778            57,868

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                                          467,910           450,031
                                                                                                      ----------       -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                            $ 623,688       $   507,899
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

                In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of EAC Industries, Inc. (the "Company") and its subsidiaries, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of October 31,1999 and the results of its operations for the three and nine month periods ended October 31, 1999 and 1998, and its cash flows for the nine month periods ended October 31, 1999 and 1998.

                The accounting policies followed by the Company are set forth in
                Note 3 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB/A for the year ended January 31, 1999, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.

                The results of operations for the three and nine month periods ended October 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE   2   -    DISCONTINUED OPERATIONS:

                On March 1, 1999, the Company completed the sale of the operating assets of Goodren Products Corporation (AGoodren@) for a price of $400,000 plus the assumption of all trade payable liabilities. The payment terms are as follows: (i) $200,000 at closing, (ii) $30,000 to be paid 180 days after closing plus interest accrued at an annual rate of 7% (iii) $50,000 to be paid 360 days after closing plus interest accrued at an annual rate of 7%, (iv) $60,000 to be paid 540 days after closing plus interest accrued at an annual rate of 7% (v) $60,000 to be paid 720 days after closing plus interest accrued at an annual rate of 7%.

                In June 1998, the Company completed the sale of substantially all of the assets of Goodren Label Corporation (formerly Athena Packaging Inc.) for an aggregate sale price of $277,000 including inventory valued at the lower of cost or market. The full sales price was paid in cash at closing.

                Certain reclassifications have been made to the 1998 financial statements in order to conform to the 1999 presentation. These reclassifications relate to the disposition of assets as disclosed above.

                The accompanying financial statements have been presented to reflect the results of the discontinued subsidiaries separately. The following is a summary of the results of operations of Goodren and Athena for the periods ended October 31, 1999 and 1998.

                                                                 FOR THE NINE MONTHS ENDED OCTOBER 31,
                                                                    1999                         1998

                Goodren Products Corp.:

                       Revenues                                     $181,928                $2,000,204
                       Income (loss) from operations                 (36,546)                   48,155
                       Gain on sale of assets                        240,218                   -
                       Net income                                    203,672                    48,155
                       Income per share                             $.07                       $.02

                                                                         Page 7.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE   2   -    DISCONTINUED OPERATIONS (CONTINUED):

                                                                    FOR THE NINE MONTHS ENDED OCTOBER 31,
                                                                      1999                         1998

                Goodren Label Corp. (Athena):

                       Revenues                                 $     -                       $414,708
                       Loss from operations                          (20,956)                 (179,184)
                       Gain on sale of assets                         -                        289,505
                       Net income (loss)                             (20,956)                  110,321
                       Income (loss) per share                      $(.01)                     $.04


NOTE   3   -    EARNINGS (LOSS) PER SHARE:

                Earnings per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented, in accordance with the provisions of SFAS No. 128.

NOTE   4   -    CONTINGENCY:

                Goodren withdrew from participating in the District 65 Union Pension Plan (the "Plan"), which withdrawal resulted in the assessment of a withdrawal liability owed to the Plan by Goodren. During the year ended January 31, 1995, the Company accrued a reserve for an estimated liability of $560,000 which counsel to the Company believed would be payable over a period of approximately 22 years beginning approximately one year from the withdrawal date. In March of 1996, the Company signed an agreement  with the  Plan  whereby  they  would  make  quarterly payments of $7,548. At September 30, 1996, the Company and Goodren entered into a Settlement Agreement with the Trustees of the union pension plan whereby Goodren=s pension fund liability was reduced to $360,000 payable in 80 equal quarterly payments of $8,752 including annual interest at a rate of 8%. In December 1997, the Company entered into a Hardship Settlement Agreement with the Trustees whereby it was able to reduce its quarterly payments/obligations to $3,000 because of the Company=s poor financial condition. However, the agreement provides that if the Company=s financial condition should improve so that there would be no hardship in making future payments (i.e. payment of the withdrawal liability does not impede its ability to operate), then the Plan may terminate the Hardship Settlement and require the Company to make all payments due after the date of such improvement in accordance with the original Settlement Agreement. Should this occur, then the Company=s quarterly payment would revert back to $8,752. The Company continues to make quarterly payments of $3,000.

                                                                         Page 8.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

              INTRODUCTION:

              EAC Industries, Inc., the Company, is a holding company with currently one operating subsidiary, Flexible Printed Products, Inc. (AFlexible@). Flexible produces and prints on plastic, pre-cure, in-mold heat transfer labels for the identification and decoration of rubber and silicone hoses, belts and tire patches.

              In June 1998, the Company completed the sale of substantially all of the assets of Goodren Label Corporation (formerly Athena Packaging Inc.). Goodren Label Corporation (AAthena@), a wholly owned subsidiary of the Company, was in the business of producing printed, laminated, embossed and hot stamped labels, wraps, seals and decals for the cosmetics, pharmaceutical and health and beauty aids industries. The aggregate sales price of $277,000 included inventory valued at the lower of cost or market.

              On March 1, 1999, the Company completed the sale of the operating assets of Goodren Products Corporation ("Goodren"), a wholly-owned subsidiary of the Company, for a price of $400,000 plus the assumption of all trade payable liabilities. Goodren was in the business of designing and providing point-of-purchase advertising displays and wall decorations on semi-durable plastic.

              The financial information presented herein includes: (i) Consolidated condensed balance sheets as of October 31, 1999 and January 31, 1999; (ii) Consolidated condensed statements of operations for the three and nine month periods ended October 31, 1999 and 1998 and (iii) Consolidated condensed statements of cash flows for the nine month periods ended October 31, 1999 and 1998.

              RESULTS OF CONTINUING OPERATIONS:

              Sales for the three-month period ended October 31, 1999 were $385,000 as compared to $363,000 for the comparable period of the prior year, reflecting an increase of $22,000 or 6.1%. Cost of sales as a percentage of sales was 62.1% for the three-month period ended October 31, 1999 as compared to 69.6% for the three-month period ended October 31, 1998. Sales for the nine-month period ended October 31, 1999 were $1,139,000 as compared to $1,142,000 for the comparable period of the prior year, reflecting a decrease of $3,000. Cost of sales as a percentage of sales was 63.7% for the nine-month period ended October 31, 1999 as compared to 69.8% for the nine-month period ended October 31, 1998. This decrease in cost of sales is a result of reductions in raw material and labor costs.

              Selling, general and administrative expenses decreased by $46,000 and $114,000 when comparing the three and nine month periods ended October 31, 1999 and 1998. These decreases result from reductions in marketing costs as well as the implementation of various cost saving techniques initiated by management.

              For the three months ended October 31, 1999 the Company reflected a net loss from continuing operations of $3,912 compared to a net loss of $96,962 for the comparative period of the prior year. For the nine month periods ended October 31, 1999 and 1998, the Company reflected net losses from operations of $35,991 and $266,394, respectively. This decrease in the operating losses was primarily due to the reduced operating overhead as mentioned above.

                                                                         Page 9.

              DISCONTINUED OPERATIONS:

              In June 1998, the Company completed the sale of substantially all of the assets of Goodren Label Corporation (formerly Athena Packaging Inc.) for an aggregate sales price of $277,000 including inventory valued at the lower of cost or market. The gain recognized on the sale of these assets aggregated $289,505. On March 1, 1999, the Company completed the sale of the operating assets of Goodren Products Corporation ("Goodren") for a price of $400,000 plus the assumption of all trade payable liabilities. The Company realized a gain of $240,218 upon the sale of Goodren=s assets. See Note 2 of Notes to the Consolidated Financial Statements for a further description of these transactions.

              For the nine month period ended October 31, 1999, Goodren and Athena reported a combined loss from operations of $57,502. The gain realized from the sale of the assets of Goodren during the current period aggregated $240,218. For the nine month period ended October 31, 1998, Goodren and Athena reported a combined operating loss of $131,029 and recognized a gain from the sale of equipment of $289,505.

              LIQUIDITY AND CAPITAL RESOURCES:

              At October 31, 1999, the Company's working capital was $544,000 compared to working capital of $446,000 at its year ended January 31, 1999. Cash amounted to $624,000 at October 31, 1999 compared to $468,000 at January 31, 1999.

              The Company believes that its cash on hand will be sufficient to fund planned operations for at least the next 12-month period. The Company (primarily Flexible) has no planned capital expenditures for the next year.

              YEAR 2000 ISSUES

              The Year 2000 (AY2K@) problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company has instituted a Y2K compliance program, the objective of which is to determine and assess the risks of the Y2K issue, and plan and institute mitigating actions to minimize those risks. The Company's standard for compliance requires that, for a computer system or business process to be Y2K compliant, it must be designed to operate without error in date and date-related data prior to, on and after January 1, 2000. The Company=s computer=s hardware is Y2K compliant and it has purchased an Aoff-the-shelf@ business software program, for internal use, which is also Y2K compliant. The Company has spent less than $10,000 to date and expects that any further expenditures will be minimal.

              CONTINGENCY PLANS

              The Company=s management is in the process of developing a Aworst-case scenario@ with respect to Y2K noncompliance and to develop contingency plans designed to minimize the effects of such scenario. Although management believes that it is very unlikely that any of these worst-case scenarios will occur, contingency plans will be developed and will address both IT system and non-IT system failure.

                                                                        Page 10.

              The Company intends to request assurances of Y2K readiness from its telephone and electrical suppliers. However, management has been informed that some suppliers have either declined to provide the requested assurances, or have limited the scope of assurances that they are willing to give. If suppliers of services that are critical to the Company=s operations were to experience business disruptions as a result of their lack of Y2K readiness, their problems could have a material adverse effect on the financial position and results of operations of the Company. The impact of a failure of readiness by critical suppliers cannot be estimated with confidence, and the effectiveness of contingency plans to mitigate the effect of any such failure is largely untested. Management cannot provide any assurance that there will be no material adverse effects to the financial condition or results of operations of the Company as a result of Y2K issues.

              OTHER:

              This report contains forward-looking statements and information that is based on management=s beliefs and assumptions, as well as information currently available to management. When used in this document, the words Aanticipate,@ Aestimate,@ Aexpect,@ Aintend@ and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company=s operating results are fluctuations in the economy, the degree and nature of competition, the risk of delay in product development and release dates and acceptance of, and demand for, the Company=s products.

                                                                        Page 11.

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

                                                                        Page 12.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EAC INDUSTRIES, INC.
                                           Registrant

                                           /S/ PETER B. FRITZSCHE
Date: December 14, 1999                        Peter B. Fritzsche
                                           Chief Executive Officer and Principal
                                           Accounting Officer