Form 10KSB/A
period 1999-01-31
EAC INDUSTRIES INC
filed 2000-02-16
CIK 30892

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A2

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

FINANCIAL CONDITION OF THE COMPANY
The Company's financial condition has declined from January 31, 1998. The primary reasons for this decline were: (a) the decline in sales and gross profit margins at Goodren and Flexible and (b) a moderate increase in the operating overhead of the Company (EAC). The combination of the above factors has resulted in the Company's working capital declining to $448,128 in 1999 from $755,321 in 1998. Current assets decreased to $935,125 in 1999 from $1,258,249 in 1998 and current liabilities also decreased to $486,997 in 1999 from $502,928 in 1998. Dues to the above factors, shareholders' equity decreased to $479,121 in 1999 from $818,132 in 1998.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

CONTINUING OPERATIONS
In fiscal 1999, the Company had a net loss from continuing operations of $426,040 ($.15 per share) as compared to a net loss of $696,885 ($.30 per share) in fiscal 1998. The loss for fiscal 1999 was primarily due to lower sales and gross profit margins at Flexible. In addition, during fiscal 1999, the Company experienced a slight increase of approximately 2% in its operating overhead. During the current year, the Company reflected a write-down of its union liability (see discussion below and Note 11c of Notes to the Consolidated Financial Statements). The decreased sales and gross profit, increased overhead and the effect of the write-down resulted in a pre-tax loss of $426,040 for the current year compared to a loss of $179,591 sustained in the previous year. In 1998, the Company reversed a deferred tax asset of $510,000 which it had recognized in prior years, since it was determined that it was not likely that such asset will be realized in the near future. This reversal resulted in a net loss from continuing operations of $696,885 in 1998 compared to $426,040 in the current year.

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

NET LOSS
Consolidated net loss for the year ended January 31, 1999 was $440,030 ($.15 per share) compared to a loss of $1,000,495 ($.43 per share) for the previous year.


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
          ON ACCOUNTING AND FINANCIAL DISCLOSURE:

          None

                                    PART III
                                    --------

ITEM  9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS ACT

     The following table sets forth the names of the nominees for the election to the Board of Directors, their business experience during the past five years, their positions, if any, with EAC, their previous terms as directors and the number of Shares of Common Stock of EAC owned beneficially by each of them as of January 31, 1999. Each nominee's Common Stock ownership represents less than 1% of the aggregate amount of Common Stock outstanding, except for Peter B. Fritzsche and P. Bartley Fritzsche whose beneficial ownership represents approximately 33% and 1% respectively of the outstanding Common Stock of the Company.

                                                                                              Common Stock
                                                                                Director   Owned Beneficially
Name                      Principal Occupation for Last 5 Years                 Since         As of 1/31/99
----                      -------------------------------------                 -----         --------------
Peter B. Fritzsche(1)     Chairman of the Board of Directors, President         1991 and        943,208(2)
     Age 64               and CEO and Assistant Secretary, EAC - July           from
                          1992 to present; Chairman of the Board of             1978-
                          Director and Assistant Secretary, EAC -               1990
                          December 1991 to July 1992; Yale University
                          Development Office, New Haven, CT - January
                          1992 to July 1994; consultant - 1990 to 1992;
                          Director of EAC - 1989 to 1990; Chairman of
                          the Board of Directors, President and CEO,
                          EAC - 1979 to 1989.

E. Donald McKenzie, Jr.   President, Supercoups, Inc. Avon, MA (printer         1994              1,000
     Age 47               of coupons) 1997 to present; Vice President -
                          Sales and Marketing, Health Tour, Inc. (agency for
                          temporary help / occupational therapists) -
                          January, 1996-1997; President Graphic Systems West
                          (manufacturers' representative for printing
                          equipment), Irvine, CA - 1991 to 1995.

John B. Millet, Jr.       President and Owner of Mohawk Metal                   1994             38,254
     Age 57               Products Co., Utica, NY (suppliers to the retail
                          petroleum industry) - since 1977.

P. Bartley Fritzsche(1)   Regional Account Manager, Neuberger &                 1994             38,000
     Age 30               Berman Management Inc., Chicago, IL.
                          Financial Services Company; John Marshall
                          Law School - 1993-1997 (LLB); Account
                          Representative, John Nuveen & Co., Chicago,
                          IL - 1991 to 1993.

     (1)  Peter B. Fritzsche and P. Bartley Fritzsche are father and son.

     (2) Includes 942,408 Shares held directly or through an IRA and 800 Shares held of record by Mr. Fritzsche's spouse, whose beneficial ownership may be attributable to Mr. Fritzsche, but which he disclaims.

ITEM 10.  EXECUTIVE COMPENSATION

     Set forth below is the compensation paid to the executive officers of the Company and its Goodren Products Corporation subsidiary (which was sold on July 1, 1999) and for all such persons as a group:


Name and                                                     All Other
Principal Position         Year        Salary      Bonus   Compensation
------------------         ----        ------      -----   ------------

Peter B. Fritzsche        FY 1999     $132,000     $ -0-     $ -0-
Chairman and CEO          FY 1998     $132,000     $ -0-     $ -0-
                          FY 1997     $132,000     $ -0-     $ -0-

Steven Mann (1)           FY 1999     $165,697     $ -0-     $ -0-
President and Goodren     FY 1998     $179,372     $ -0-     $ -0-
Products Corp.            FY 1997     $177,398     $ -0-     $ -0-

Total                     FY 1999     $297,657     $ -0-     $ -0-
                          FY 1998     $311,372     $ -0-     $ -0-
                          FY 1997     $309,398     $ -0-     $ -0-

     (1) Mr. Mann had an employment contract, renewable annually, which called for base compensation of $155,000 (subject to annual inflation adjustments) and a bonus equal to 5% of Goodren's total operating income, provided that operating income was in excess of $650,000 in the pertinent fiscal year. Mr. Mann was not paid a discretionary bonus in fiscal 1997, fiscal 1998 or fiscal 1999.

     Board members who are not employees (three presently) are paid fees equal to $4,000 per year, plus $1,250 for each board or committee meeting attended. Each non-employee director earned $9,000 during the fiscal year, having attended a total of five board or committee meetings. As of September 30, 1999 Board members agreed to waive board compensation while the Company's financial hardship situation continues.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                         PRINCIPAL HOLDERS OF SECURITIES

     To the best knowledge of EAC, as of January 31, 1999 the only beneficial owner of 5% or more of EAC's Common Stock was:


                                                        Amount
                  Principal Name and Address         Beneficially     Percent of
Class             of Beneficial Owner                   Owned            Class
-----             -------------------                   -----            -----

Common Stock      Peter B. Fritzsche                   943,208            33%
                  EAC Industries, Inc.
                  2111 Claridge Lane
                  Northbrook, Illinois  60062-8615

As of that date, all directors and officers as a group owned 1,020,462 Shares (35%). See Item 9 above for additional information.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 9 above for relevant information.


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




                                        LAZAR LEVINE & FELIX LLP


New York, New York
April 19, 1999

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         AS OF JANUARY 31, 1999 AND 1998

                               - ASSETS (Note 6) -


                                                                                                      1999                1998
                                                                                                      ----                ----

CURRENT ASSETS:
   Cash (Note 3d)                                                                               $   467,910         $   308,539
   Accounts receivable - net of allowance for doubtful accounts of $20,000
     for 1999 and 1998 (Note 3d)                                                                    180,161             227,674
   Inventories (Notes 3e and 4)                                                                      60,041              85,055
   Prepaid taxes and expenses                                                                        20,878              30,432
   Net assets of discontinued operations (Note 2)                                                   206,135             606,549
                                                                                                -----------         -----------

TOTAL CURRENT ASSETS                                                                                935,125           1,258,249
                                                                                                -----------         -----------
PROPERTY, PLANT AND EQUIPMENT, NET (Notes 3f and 5)                                                 224,885             265,101
                                                                                                -----------         -----------
OTHER ASSETS:
   Costs in excess of net assets acquired (Note 3g)                                                 162,621             177,009
   Other assets                                                                                       4,404               -
                                                                                                -----------         -----------
                                                                                                    167,025             177,009
                                                                                                -----------         -----------
                                                                                                $ 1,327,035         $ 1,700,359
                                                                                                ===========         ===========

                                            - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
   Accounts payable                                                                             $   143,899         $   185,451
   Accrued expenses (Note 6)                                                                        319,353             305,817
   Long-term debt - current portion (Note 7)                                                         23,745               9,460
   Income taxes payable (Notes 3h and 9)                                                              -                   2,200
                                                                                                -----------         -----------
TOTAL CURRENT LIABILITIES                                                                           486,997             502,928
                                                                                                -----------         -----------
LONG-TERM DEBT - NET OF CURRENT PORTION (NOTE 7):                                                   360,917             379,299
                                                                                                -----------         -----------
COMMITMENTS AND CONTINGENCIES  (NOTES 10 AND 11)

SHAREHOLDERS' EQUITY (NOTE 8):
   Common stock, $.10 par value; 20,000,000 shares authorized; 2,892,819
     and 2,319,285 shares issued in 1999 and 1998, respectively                                     289,282             231,929
   Capital in excess of par value                                                                10,546,048          10,504,380
   Accumulated deficit                                                                          (10,307,607)         (9,867,577)
                                                                                                -----------         -----------
                                                                                                    527,723             868,732
   Less:   Common stock in treasury, 7,298 and 7,598 shares at cost
           in 1998 and 1998, respectively                                                           (48,602)            (50,600)
                                                                                                -----------         -----------
                                                                                                    479,121             818,132
                                                                                                -----------         -----------
                                                                                                $ 1,327,035         $ 1,700,359
                                                                                                ===========         ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                        Year Ended January 31,
                                                                                                        1999            1998
                                                                                                        ----            ----


NET SALES                                                                                           $1,436,489      $ 1,669,739
                                                                                                    ----------      -----------
COSTS AND EXPENSES:
    Cost of products sold                                                                            1,058,519        1,077,519
    Selling, general and administrative expenses                                                       803,707          787,769
                                                                                                    ----------      -----------
TOTAL COSTS AND EXPENSES                                                                             1,862,226        1,865,288
                                                                                                    ----------      -----------
(LOSS) FROM OPERATIONS                                                                                (425,737)        (195,549)
                                                                                                    ----------      -----------
OTHER INCOME (EXPENSE):
    Interest expense                                                                                   (10,417)          (8,094)
    Interest and other income                                                                           10,114           24,052
                                                                                                    ----------      -----------
                                                                                                          (303)          15,958
                                                                                                    ----------      -----------

(LOSS) BEFORE PROVISION FOR INCOME TAXES                                                              (426,040)        (179,591)

    Provision for income taxes  (Notes 3h and 9)                                                          -             517,294
                                                                                                    ----------      -----------

(LOSS) FROM CONTINUING OPERATIONS                                                                     (426,040)        (696,885)
                                                                                                    ----------      -----------

DISCONTINUED OPERATIONS (Note 2):
    Loss from operations of discontinued subsidiary - net of taxes                                    (101,264)        (303,610)
    Gain on disposal of operating assets of discontinued subsidiary - net of taxes                      87,274            -
                                                                                                    ----------      -----------
                                                                                                       (13,990)        (303,610)
                                                                                                    ----------      -----------
NET LOSS                                                                                            $ (440,030)     $(1,000,495)
                                                                                                    ==========      ===========

BASIC LOSS PER SHARE  (Note 3i)
    Continuing operations                                                                               $(0.15)          ($0.30)
    Discontinued operations                                                                                -              (0.13)
                                                                                                    ----------      -----------
                                                                                                        $(0.15)          $(0.43)
                                                                                                    ==========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                           2,837,427        2,311,687
                                                                                                    ==========      ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                 Capital in                          Common            Total
                                   Number of        Common         Excess          Accumulated      Stock in        Shareholders'
                                     Shares         Stock          of Par            Deficit        Treasury           Equity
                                     ------         -----          ------            -------        --------           ------

Balance at January 31, 1997        2,319,285      $231,929      $10,504,380      $ (8,867,082)     $(50,600)     $   1,818,627

Net loss for the year                 -              -               -             (1,000,495)         -            (1,000,495)
                                   ---------      --------      -----------      ------------      --------      -------------
Balance at January 31, 1998        2,319,285       231,929       10,504,380        (9,867,577)      (50,600)           818,132

Sale of common stock                 573,534        57,353           41,668             -             1,998            101,019

Net loss for the year                 -               -                -             (440,030)         -              (440,030)
                                   ---------      --------      -----------      ------------      --------      -------------
BALANCE AT,
  JANUARY 31, 1999                 2,892,819      $289,282      $10,546,048      $(10,307,607)     $(48,602)     $     479,121
                                   =========      ========      ===========      ============      ========      =============






  The accompanying notes are an integral part of these consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Year Ended January 31,
                                                                                                        1999              1998
                                                                                                        ----              ----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                                                         $(440,030)     $(1,000,495)
  Adjustments to reconcile net (loss) to cash provided (utilized) by operating activities:
    Depreciation and amortization                                                                       65,614          100,571
    Allowance for doubtful accounts                                                                       -               4,470
    Loss (gain) on sale of fixed assets                                                                  9,812          (19,745)
    Deferred income taxes                                                                                 -             510,000
  Changes in assets and liabilities:
    Decrease (increase) in accounts and notes receivable                                                47,513          (65,589)
    Decrease (increase) in inventories                                                                  25,014          (23,129)
    Decrease in prepaid expenses                                                                         5,150            1,219
    Increase in accounts payable, accrued expenses and accrued income taxes                            386,419          122,999
    Net cash from discontinued operations                                                               27,834           97,703
                                                                                                     ---------      -----------
       NET CASH PROVIDED (UTILIZED) BY OPERATING ACTIVITIES                                            127,326         (271,996)
                                                                                                     ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets                                                                      -             113,249
  Capital expenditures                                                                                 (20,823)          (2,773)
                                                                                                     ---------      -----------
       NET CASH (UTILIZED) PROVIDED BY INVESTING ACTIVITIES                                            (20,823)         110,476
                                                                                                     ---------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                                                               101,019             -
  Payments of long-term debt                                                                           (48,151)        (149,353)
                                                                                                     ---------      -----------
       NET CASH PROVIDED (USED BY) FINANCING ACTIVITIES                                                 52,868         (149,353)
                                                                                                     ---------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       159,371         (310,873)

  Cash and cash equivalents, at beginning of year                                                      308,539          619,412
                                                                                                     ---------      -----------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                                                            $ 467,910      $   308,539
                                                                                                     =========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                                        $29,189          $40,364
  Income taxes paid                                                                                       -              15,170


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
                                             ==========       ==========

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1999 AND 1998


NOTE 7 -  LONG-TERM DEBT:

     (a)  OTHER LIABILITIES:

          At January 31, 1999 and 1998 long-term liabilities included the following:

                                                                                         1999                 1998
                                                                                         ----                 ----

          9.9% equipment note payable in monthly installments of
          $1,454, inclusive of interest                                              $  35,283            $  44,434

          Union pension withdrawal liability/shortfall, presently
          payable in quarterly installments of $3,000 (including
          interest at 8% per annum (see Note 11c)                                      349,379              344,325
                                                                                     ---------            ---------
                                                                                       384,662              388,759
                Less: current portion                                                   23,745                9,460
                                                                                     ---------            ---------
                                                                                     $ 360,917            $ 379,299
                                                                                     =========            =========


          Aggregate maturities of long-term liabilities for the next five years and in the aggregate are $23,745, $25,960, $16,673, $12,007,
          $12,935 and $293,342 thereafter.


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