Form 10QSB/A
period 1999-04-30
EAC INDUSTRIES INC
filed 2000-02-16
CIK 30892

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

       (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 1999

                                       OR

      (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from      to
                                                       ------------

     Commission File Number: 1-4338
                             ------


                              EAC INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

         New York                                       21-0702336
----------------------------                  ------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    2111 CLARIDGE LANE, NORTHBROOK, IL 60062
               (Address of principal executive offices) (Zip Code)

                                 (847) 509-8657
                (Issuer's telephone number, including area code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                          Outstanding at April 30, 1999
--------------------------------------        ----------------------------------
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


EXHIBITS:

         Exhibit 27 - Financial Data Schedule

                                                                         Page 2.

PART I.   FINANCIAL INFORMATION:

ITEM I.   FINANCIAL STATEMENTS:

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -


                                                                                         APRIL 30,          January 31,
                                                                                           1999                 1999
                                                                                    ----------------     ----------------
                                                                                       (UNAUDITED)
CURRENT ASSETS:
    Cash                                                                            $        596,761     $       467,910
    Notes and accounts receivable - net of allowance for doubtful accounts
      of $20,000 at April 30, and January 31, 1999, respectively                             188,928             180,161
    Inventories                                                                               87,466              60,041
    Prepaid expenses                                                                          34,329              20,878
    Due from buyer (Note 2)                                                                   80,000                 -
    Net assets of discontinued operations (Note 2)                                                -              206,135
                                                                                    ----------------     ---------------
TOTAL CURRENT ASSETS                                                                         987,484             935,125
                                                                                    ----------------     ---------------
PROPERTY, PLANT AND EQUIPMENT, NET                                                           219,983             224,885
                                                                                    ----------------     ---------------
OTHER ASSETS:
    Due from buyer (Note 2)                                                                  120,000                 -
    Costs in excess of net assets acquired - net                                             159,024             162,621
    Other assets                                                                               4,404               4,404
                                                                                    ----------------     ---------------
                                                                                             283,428             167,025
                                                                                    ----------------     ---------------
                                                                                    $      1,490,895     $     1,327,035
                                                                                    ================     ===============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
    Accounts payable                                                                $        158,306     $       143,899
    Accrued expenses                                                                         305,671             319,353
    Long-term liabilities - current portion                                                   16,944              23,745
                                                                                    ----------------     ---------------
TOTAL CURRENT LIABILITIES                                                                    480,921             486,997
                                                                                    ----------------     ---------------
LONG-TERM LIABILITIES - NET OF CURRENT PORTION                                               353,678             360,917
                                                                                    ----------------     ---------------

COMMITMENTS AND CONTINGENCIES  (NOTE 4)

SHAREHOLDERS' EQUITY:
    Common stock, $.10 par value; 20,000,000 shares authorized, 2,892,819
      shares issued at April 30, and January 31, 1999                                        289,282            289,282
    Capital in excess of par value                                                        10,546,048         10,546,048
    Accumulated deficit                                                                  (10,130,432)       (10,307,607)
                                                                                    ----------------     --------------
                                                                                             704,898            527,723
    Less: Common stock in treasury, 7,298 shares at cost at
          April 30, and January 31, 1999                                                     (48,602)           (48,602)
                                                                                    ----------------     --------------
                                                                                             656,296            479,121
                                                                                    ----------------     --------------
                                                                                    $      1,490,895     $    1,327,035
                                                                                    ================     ==============

 The accompanying notes are an integral part of these consolidated statements.

                                                                         Page 3.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                           For The Three Months
                                                                                             Ended April 30,
                                                                                       ---------------------------
                                                                                          1999             1998
                                                                                       -----------      ----------

NET SALES                                                                              $   346,533      $  388,368
                                                                                       -----------      ----------
COSTS AND EXPENSES:
    Cost of products sold                                                                  238,404         278,851
    Selling, general and administrative expenses                                           143,975         200,899
                                                                                       -----------      ----------
TOTAL COSTS AND EXPENSES                                                                   382,379         479,750
                                                                                       -----------      ----------
(LOSS) FROM OPERATIONS                                                                     (35,846)        (91,382)
                                                                                       -----------      ----------
OTHER INCOME (EXPENSES):
    Interest expense                                                                        (1,478)         (1,944)
    Interest and other income                                                                9,017           2,795
                                                                                       -----------      ----------
                                                                                             7,539             851
                                                                                       -----------      ----------

(LOSS) BEFORE PROVISION FOR INCOME TAXES                                                   (28,307)        (90,531)

    Provision for income taxes                                                                 -                -
                                                                                       -----------      ----------

(LOSS) FROM CONTINUING OPERATIONS                                                          (28,307)        (90,531)
                                                                                       -----------      ----------

DISCONTINUED OPERATIONS (NOTE 2):
    (Loss) income from operations of discontinued subsidiaries - net of taxes              (34,736)        (12,969)
    Gain on disposal of operating assets of discontinued subsidiary - net of taxes         240,218         233,000
                                                                                       -----------      ----------
                                                                                           205,482         220,031
                                                                                       -----------      ----------
NET INCOME                                                                             $   177,175      $  129,500
                                                                                       ===========      ==========

BASIC INCOME PER SHARE (NOTE 3):
    Continuing operations                                                              $      (.01)     $     (.03)
    Discontinued operations                                                                    .07             .08
                                                                                       -----------      ----------
                                                                                       $       .06      $      .05
                                                                                       ===========      ==========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                               2,885,521       2,790,954
                                                                                       ===========      ==========


 The accompanying notes are an integral part of these consolidated statements.

                                                                         Page 4.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           For The Three Months
                                                                                             Ended April 30,
                                                                                       -----------------------------
                                                                                            1999            1998
                                                                                       --------------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                         $      177,175   $    129,500
    Adjustments to reconcile net income to cash used by operating activities:
       Depreciation and amortization                                                           15,137         31,715
       Gain on sale of assets                                                                (238,435)      (197,000)
    Change in assets and liabilities:
       (Increase) decrease in accounts and notes receivable                                   (56,356)        50,913
       Decrease (increase) in inventories                                                     164,984        (85,655)
       (Increase) in prepaid expenses and other assets                                         (5,684)       (14,700)
       (Decrease) in accounts payable, accrued expenses
          and accrued income taxes                                                           (117,135)       (12,576)
                                                                                       --------------   ------------
         NET CASH (USED) BY OPERATING ACTIVITIES                                              (60,314)       (97,803)
                                                                                       --------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                                              200,000        197,000
    Capital expenditures                                                                       (6,926)       (26,576)
                                                                                        -------------   ------------
         NET CASH PROVIDED BY INVESTING ACTIVITIES                                            193,074        170,424
                                                                                        -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                                                        -          124,192
    Payments of long-term debt                                                                 (3,909)       (22,312)
                                                                                        -------------   ------------
         NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                      (3,909)       101,880
                                                                                        -------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     128,851        174,501

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                               467,910        450,031
                                                                                        -------------   ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                             $     596,761   $    624,532
                                                                                        =============   ============


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

          For the three months ended April 30, 1999 and 1998 the Company reflected a net loss from continuing operations of $28,307 and $90,531, respectively. This decrease in the operating loss was primarily due to the reduced operating overhead as mentioned above.

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

          LIQUIDITY AND CAPITAL RESOURCES:

          At April 30, 1999, the Company's working capital was $507,000 compared to working capital of $448,000 at its year ended January 31, 1999. Cash amounted to $597,000 at April 30, 1999 compared to $468,000 at January 31, 1998.

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



                                        EAC INDUSTRIES, INC.
                                        --------------------
                                        Registrant




                                        /s/ Peter B. Fritzsche
                                        ----------------------
Date:  June 30, 1999
                                        Peter B. Fritzsche
                                        Chief Executive Officer and Principal
                                        Accounting Officer

                                                                        Page 11.