Form 10QSB/A
period 1999-07-31
EAC INDUSTRIES INC
filed 2000-02-16
CIK 30892

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A2

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


                  Class                          Outstanding at July 31, 1999
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


EXHIBITS:

          Exhibit 27 - Financial Data Schedule

                                                                         Page 2.

PART I.   FINANCIAL INFORMATION:

ITEM I.   FINANCIAL STATEMENTS:

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -


                                                                                        JULY 31,             January 31,
                                                                                          1999                  1999
                                                                                    ----------------      ----------------
                                                                                      (UNAUDITED)
CURRENT ASSETS:
    Cash                                                                            $        621,419      $        467,910
    Notes and accounts receivable - net of allowance for doubtful accounts
      of $20,000 at July 31, and January 31, 1999, respectively                              196,280               180,161
    Inventories                                                                               62,460                60,041
    Prepaid expenses                                                                          31,092                20,878
    Due from buyer (Note 2)                                                                   80,000                   -
    Net assets of discontinued operations (Note 2)                                                -                206,135
                                                                                    ----------------      ----------------
TOTAL CURRENT ASSETS                                                                         991,251               935,125
                                                                                    ----------------      ----------------
PROPERTY, PLANT AND EQUIPMENT, NET                                                           213,167               224,885
                                                                                    ----------------      ----------------

OTHER ASSETS:
    Due from buyer (Note 2)                                                                  120,000                    -
    Costs in excess of net assets acquired - net                                             155,427               162,621
    Other assets                                                                               4,404                 4,404
                                                                                    ----------------      ----------------
                                                                                             279,831               167,025
                                                                                    ----------------      ----------------

                                                                                    $      1,484,249      $      1,327,035
                                                                                    ================      ================

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
    Accounts payable                                                                $        155,031      $        143,899
    Accrued expenses                                                                         304,951               319,353
    Long-term liabilities - current portion                                                   17,128                23,745
                                                                                    ----------------      ----------------

TOTAL CURRENT LIABILITIES                                                                    477,110               486,997
                                                                                    ----------------      ----------------

LONG-TERM LIABILITIES - NET OF CURRENT PORTION                                               342,106               360,917
                                                                                    ----------------      ----------------
COMMITMENTS AND CONTINGENCIES  (NOTE 4)

SHAREHOLDERS' EQUITY:
    Common stock, $.10 par value; 20,000,000 shares authorized, 2,892,819
      shares issued at July 31, and January 31, 1999                                         289,282               289,282
    Capital in excess of par value                                                        10,546,048            10,546,048
    Accumulated deficit                                                                  (10,121,695)          (10,307,607)
                                                                                    ----------------      ----------------
                                                                                             713,635               527,723
    Less:  Common stock in treasury, 7,298 shares at cost at
           July 31, and January 31, 1999                                                     (48,602)              (48,602)
                                                                                    ----------------      ----------------
                                                                                             665,033               479,121
                                                                                    ----------------      ----------------

                                                                                    $      1,484,249      $      1,327,035
                                                                                    ================      ================

The accompanying notes are an integral part of these consolidated statements.

                                                                         Page 3.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                  For The Three Months               For The Six Months
                                                                     Ended July 31,                       July 31,
                                                           ------------------------------      ------------------------------
                                                               1999              1998              1999              1998
                                                           ------------      ------------      ------------      ------------

NET SALES                                                  $    408,215      $    390,503      $    754,748      $    778,871
                                                           ------------      ------------      ------------      ------------


COSTS AND EXPENSES:
    Cost of products sold                                       248,955           265,640           487,359           544,491
    Selling, general and administrative expenses                174,131           185,082           318,106           385,981
                                                           ------------      ------------      ------------      ------------
TOTAL COSTS AND EXPENSES                                        423,086           450,722           805,465           930,472
                                                           ------------      ------------      ------------      ------------

OPERATING (LOSS)                                                (14,871)          (60,219)          (50,717)         (151,601)
                                                           ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSES):
    Interest expense                                             (1,352)          (20,598)           (2,830)          (22,542)
    Interest and other income                                    24,960             1,916            33,977             4,711
                                                           ------------      ------------      ------------      ------------
                                                                 23,608           (18,682)           31,147           (17,831)
                                                           ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                                 8,737           (78,901)          (19,570)         (169,432)

    Income taxes, net of operating loss carryforward                -                 -                  -               -
                                                           ------------      ------------      ------------      ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                          8,737           (78,901)          (19,570)         (169,432)
                                                           ------------      ------------     -------------      ------------

DISCONTINUED OPERATIONS (NOTE 2):
    (Loss) from operations of discontinued subsidiaries
        - net of taxes                                              -             (88,096)          (34,736)         (101,065)
    Gain on disposal of operating assets of
        discontinued subsidiary - net of taxes                      -                 -             240,218           233,000
                                                           ------------      ------------      ------------      ------------
                                                                    -             (88,096)          205,482           131,935
                                                           ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                          $      8,737          (166,997)     $    185,912      $    (37,497)
                                                           ============      ============      ============      ============

INCOME (LOSS) PER SHARE (NOTE 3):
    Continuing operations                                  $        -        $       (.03)     $       (.01)     $       (.06)
    Discontinued operations                                         -                (.03)              .07               .05
                                                           ------------      ------------      ------------      ------------
                                                           $        -        $       (.06)     $        .06      $       (.01)
                                                           ============      ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                               2,885,521         2,885,521         2,885,521         2,815,569
                                                           ============      ============      ============      ============

 The accompanying notes are an integral part of these consolidated statements.

                                                                         Page 4.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     For The Six Months
                                                                                       Ended July 31,
                                                                                ----------------------------
                                                                                     1999           1998
                                                                                -------------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                           $     185,912   $    (37,497)
    Adjustments to reconcile net income to cash used by operating activities:
       Depreciation and amortization                                                   26,410         36,985
       Gain on sale of assets                                                        (238,435)      (270,855)
    Change in assets and liabilities:
       (Increase) in accounts and notes receivable                                    (63,708)       (51,174)
       Decrease in inventories                                                        189,990          5,781
       (Increase) in prepaid expenses and other assets                                 (2,447)       (31,256)
       (Decrease) increase  in accounts payable, accrued expenses
          and accrued income taxes                                                   (129,508)        94,082
                                                                                -------------   ------------
         NET CASH (USED) BY OPERATING ACTIVITIES                                     ( 31,786)      (253,934)
                                                                                -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                                      200,000        385,100
    Capital expenditures                                                               (7,786)       (27,678)
                                                                                -------------   ------------
         NET CASH PROVIDED BY INVESTING ACTIVITIES                                    192,214        357,422
                                                                                -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                                               -           101,019
    Payments of long-term debt                                                         (6,919)      (106,027)
                                                                                -------------   ------------
         NET CASH (USED) BY FINANCING ACTIVITIES                                       (6,919)        (5,008)
                                                                                -------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             153,509         98,480

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                       467,910        450,031
                                                                                -------------   ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                     $     621,419   $    548,511
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

                                                        For The Six Months Ended July 31,
                                                             1999                 1998
                                                        ---------------      --------------
                Goodren Products Corp.:
                       Revenues                         $       181,928      $    1,465,514
                       Income (loss) from operations            (28,922)            102,387
                       Gain on sale of assets                   240,218                  -
                       Net income                               211,296             102,387
                       Income per share                 $           .07      $          .04

                                                                         Page 6.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1    -    DISCONTINUED OPERATIONS (CONTINUED):




                                                        For The Six Months Ended July 31,
                                                             1999                 1998
                                                        ---------------      --------------
                Goodren Label Corp. (Athena):
                       Revenues                         $          -         $      320,685
                       Loss from operations                      (5,814)           (203,452)
                       Gain on sale of assets                      -                233,000
                       Net income (loss)                         (5,814)             29,548
                       Income (loss) per share          $          -         $          .01

NOTE 3    -    EARNINGS (LOSS) PER SHARE:

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

          For the three months ended July 31, 1999 the Company reflected net income from continuing operations of $8,737 compared to a net loss of $78,901 for the comparative period of the prior year. For the six month periods ended July 31, 1999 and 1998, the Company reflected a net loss from operations of $19,570 and $169,432, respectively. This decrease in the operating loss was primarily due to the reduced operating overhead as mentioned above.

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

     LIQUIDITY AND CAPITAL RESOURCES:

     At July 31, 1999, the Company's working capital was $514,000 compared to working capital of $448,000 at its year ended January 31, 1999. Cash amounted to $621,000 at July 31, 1999 compared to $468,000 at January 31, 1998.

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

                                                                         Page 9.

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