Form 10QSB/A
period 1999-10-31
EAC INDUSTRIES INC
filed 2000-02-16
CIK 30892

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from      to
                                                        ----------


   Commission File Number: 1-4338
                           ------

                              EAC INDUSTRIES, INC.
  -----------------------------------------------------------------------------


             (Exact name of registrant as specified in its charter)

         New York                                       21-0702336
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                    2111 CLARIDGE LANE, NORTHBROOK, IL 60062
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (847) 509-8657
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES  X      NO
           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at October 31, 1999
--------------------------------------    -------------------------------------
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

                                                                         Page 2.

PART I.   FINANCIAL INFORMATION:

ITEM I.   FINANCIAL STATEMENTS:

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------

                                   - ASSETS -

                                                         OCTOBER 31,    January 31,
                                                             1999         1999
                                                         -----------    -----------
                                                         (UNAUDITED)
CURRENT ASSETS:
    Cash ..............................................   $  623,688    $  467,910
    Notes and accounts receivable - net of allowance
     for doubtful accounts of $20,000 at October 31,
     and January 31, 1999, respectively ...............      155,651       180,161
    Inventories .......................................       78,684        60,041
    Prepaid expenses ..................................       29,934        20,878
    Due from buyer (Note 2) ...........................      110,000            --
    Net assets of discontinued operations (Note 2) ....           --       206,135
                                                          ----------     ---------

TOTAL CURRENT ASSETS ..................................      997,957       935,125
                                                          ----------     ---------

PROPERTY, PLANT AND EQUIPMENT, NET ....................      216,961       224,885
                                                          ----------     ---------

OTHER ASSETS:
    Due from buyer (Note 2) ...........................       60,000            --
    Costs in excess of net assets acquired - net ......      151,830       162,621
    Other assets ......................................        4,404         4,404
                                                          ----------    ----------
                                                             216,234       167,025
                                                          ----------    ----------
                                                          $1,431,152    $1,327,035
                                                          ==========    ==========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
    Accounts payable ..................................   $  170,025    $  143,899
    Accrued expenses ..................................      264,332       319,353
    Long-term liabilities - current portion ...........       19,160        26,142
                                                          ----------    ----------

TOTAL CURRENT LIABILITIES .............................      453,517       489,394
                                                          ----------    ----------

LONG-TERM LIABILITIES - NET OF CURRENT PORTION ........      151,789       158,520
                                                          ----------    ----------

COMMITMENTS AND CONTINGENCIES  (NOTE 4)

SHAREHOLDERS' EQUITY:
    Common stock, $.10 par value; 20,000,000 shares
     authorized, 2,892,819 shares issued at
     October 31, and January 31, 1999 .................      289,282       289,282
    Capital in excess of par value ....................   10,546,048    10,546,048
    Accumulated deficit ...............................   (9,960,882)  (10,107,607)
                                                          ----------   -----------
                                                             874,448       727,723
    Less: Common stock in treasury, 7,298
          shares at cost at October 31, and
          January 31, 1999 ............................      (48,602)      (48,602)
                                                          ----------   -----------
                                                             825,846       679,121
                                                          ----------   -----------

                                                          $1,431,152   $ 1,327,035
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

                                                                         Page 3.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                   (UNAUDITED)

                                                              For The Three Months          For The Nine Months
                                                                Ended October 31                October 31,
                                                          --------------------------    --------------------------
                                                              1999           1998           1999          1998
                                                          -----------    -----------    -----------    -----------
NET SALES .............................................   $   384,620    $   362,802    $ 1,139,368    $ 1,141,673
                                                          -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
    Cost of products sold .............................       238,960        252,416        726,319        796,907
    Selling, general and administrative expenses ......       161,395        207,561        479,501        593,542
                                                          -----------    -----------    -----------    -----------
TOTAL COSTS AND EXPENSES ..............................       400,355        459,977      1,205,820      1,390,449
                                                          -----------    -----------    -----------    -----------

OPERATING (LOSS) ......................................       (15,735)       (97,175)       (66,452)      (248,776)
                                                          -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSES):
    Interest expense ..................................        (1,220)        (1,715)        (4,050)       (24,257)
    Interest and other income .........................        13,043          1,928         34,511          6,639
                                                          -----------    -----------    -----------    -----------
                                                               11,823            213         30,461        (17,618)
                                                          -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES .....................        (3,912)       (96,962)       (35,991)      (266,394)

    Income taxes, net of operating loss carryforward ..            --             --             --             --
                                                          -----------    -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS ..............        (3,912)       (96,962)       (35,991)      (266,394)
                                                          -----------    -----------    -----------    -----------

DISCONTINUED OPERATIONS (NOTE 2):
    (Loss) from operations of discontinued subsidiaries
        - net of taxes ................................       (22,766)       (29,964)       (57,502)      (131,029)
    Gain on disposal of operating assets of
        discontinued subsidiary - net of taxes ........            --         56,505        240,218        289,505
                                                          -----------    -----------    -----------    -----------
                                                              (22,766)        26,541        182,716        158,476
                                                          -----------    -----------    -----------    -----------

NET INCOME (LOSS) .....................................   $   (26,678)   $   (70,421)   $   146,725    $  (107,918)
                                                          ===========    ===========    ===========    ===========

BASIC AND DILUTED INCOME (LOSS)
    PER SHARE (NOTE 3):
       Continuing operations ..........................   $        --    $      (.03)   $      (.01)   $      (.09)
       Discontinued operations ........................          (.01)           .01            .06            .05
                                                          -----------    -----------    -----------    -----------
                                                          $      (.01)   $      (.02)   $       .05    $      (.04)
                                                          ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING .......................................     2,885,521      2,885,521      2,885,521      2,846,147
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

                                                                         Page 4.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                                   (UNAUDITED)

                                                                For The Nine Months
                                                                  Ended October 31,
                                                                 1999          1998
                                                              ---------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) .....................................   $ 146,725    $(107,918)
    Adjustments to reconcile net income (loss) to
     cash used by operating activities:
       Depreciation and amortization ......................      35,098       42,431
       Gain on sale of assets .............................    (240,218)    (289,505)
    Change in assets and liabilities:
       Decrease in accounts and notes receivable ..........      24,510      143,520
       (Increase) in inventories ..........................     (18,643)     (15,852)
       Decrease (increase) in prepaid expenses and
          other assets ....................................       1,705       (5,629)
       (Decrease) in accounts payable, accrued expenses
          and accrued income taxes ........................     (12,552)    (113,435)
       Net cash flow from discontinued operations .........      13,123       70,110
                                                              ---------    ---------
         NET CASH (USED) BY OPERATING ACTIVITIES ..........     (50,252)    (276,278)
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets ..........................     230,000      311,750
    Capital expenditures ..................................     (19,257)     (27,678)
                                                              ---------    ---------
        NET CASH PROVIDED BY INVESTING ACTIVITIES .........     210,743      284,072
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock ................          --      101,019
    Payments of long-term debt ............................      (4,713)     (50,945)
                                                              ---------    ---------
        NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES ..      (4,713)      50,074
                                                              ---------    ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS .................     155,778       57,868

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR ...........     467,910      450,031
                                                              ---------    ---------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD ...............   $ 623,688    $ 507,899
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

                                                    For The Nine Months Ended
                                                            October 31,
                                                    -------------------------
                                                       1999          1998
                                                    ----------    ----------
               Goodren Products Corp.:
                    Revenues ....................   $  181,928    $2,000,204
                    Income (loss) from operations      (36,546)       48,155
                    Gain on sale of assets ......      240,218            --
                    Net income ..................      203,672        48,155
                    Income per share ............   $      .07    $      .02

                                                                         Page 7.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          ------------------------------------------------------------
                                   (UNAUDITED)

NOTE 2    -    DISCONTINUED OPERATIONS (CONTINUED):

                                                   For The Nine Months
                                                     Ended October 31,
                                                 ----------------------
                                                    1999         1998
                                                 ---------    ---------
               Goodren Label Corp. (Athena):
                    Revenues .................   $      --    $ 414,708
                    Loss from operations .....     (20,956)    (179,184)
                    Gain on sale of assets....          --      289,505
                    Net income (loss) ........     (20,956)     110,321
                    Income (loss) per share...   $    (.01)   $     .04

NOTE 3    -    EARNINGS (LOSS) PER SHARE:

               Earnings per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented, in accordance with the provisions of SFAS No. 128.

NOTE 4    -    CONTINGENCY:

               Goodren withdrew from participating in the District 65 Union Pension Plan (the "Plan"), which withdrawal resulted in the assessment of a withdrawal liability owed to the Plan by Goodren. During the year ended January 31, 1995, the Company accrued a reserve for an estimated liability of $560,000 which counsel to the Company believed would be payable over a period of approximately 22 years beginning approximately one year from the withdrawal date. In March of 1996, the Company signed an agreement with the Plan whereby they would make quarterly payments of $7,548. At September 30, 1996, the Company and Goodren entered into a Settlement Agreement with the Trustees of the union pension plan whereby Goodren's pension fund liability was reduced to $360,000 payable in 80 equal quarterly payments of $8,752 including annual interest at a rate of 8%. In December 1997, the Company entered into a Hardship Settlement Agreement with the Trustees whereby it was able to reduce its quarterly payments/obligations to $3,000 because of the Company's poor financial condition. However, the agreement provides that if the Company's financial condition should improve so that there would be no hardship in making future payments (i.e. payment of the withdrawal liability does not impede its ability to operate), then the Plan may terminate the Hardship Settlement and require the Company to make all payments due after the date of such improvement in accordance with the original Settlement Agreement. Should this occur, then the Company's quarterly payment would revert back to $8,752. The Company continues to make quarterly payments of $3,000.

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



                                          EAC INDUSTRIES, INC.
                                          ----------------------------
                                          Registrant




                                          /s/ Peter B. Fritzsche
                                          ----------------------------
Date: December 14, 1999                   Peter B. Fritzsche
                                          Chief Executive Officer and Principal
                                          Accounting Officer

                                                                       Page 12.