Form 10KSB/A
period 1999-01-31
EAC INDUSTRIES INC
filed 2000-03-14
CIK 30892

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A3

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

FINANCIAL RESOURCES AND LIQUIDITY The Company's financial condition declined in 1999 from 1998. The Company had working capital of $448,128 as of January 31, 1999 compared to $755,321 as of January 31, 1998. The Company and its subsidiaries are current on all of their accounts payable and accrued expenses.

In March 1996, the Company entered into an agreement to make quarterly payments of $7,548 against a union pension withdrawal liability/shortfall (see Note 11c of Notes to the Consolidated Financial Statements). Subsequently, on September 30, 1996, the Company and Goodren entered into a Settlement Agreement with the Trustees of the union pension plan whereby Goodren's pension fund liability was reduced from $560,000 to $360,000 payable in 80 equal quarterly payments of $8,752 including annual interest at a rate of 8%. In December 1997, the Company entered into a Hardship Settlement Agreement with the Trustees whereby it was able to reduce its quarterly payments/obligations to $3,000 because of the Company's poor financial condition. If the Company's financial condition should improve so that there would be no hardship in making future payments (i.e. payment of the withdrawal liability does not impede its ability to operate), then the Plan may terminate the Hardship Settlement and require the Company to make all payments due after the date of such improvement in accordance with the original Settlement Agreement. Should this occur, then the Company's quarterly payment would revert back to $8,752. The Company continues to make quarterly payments of $3,000 (including interest) and believes that such payments can be funded from cash generated by the continuing operations of Flexible. Based upon the Company's current operating results, management believes that there is a good likelihood that they can negotiate a permanent $3,000 per quarter payment plan. The gains realized from these reduced payments will be recognized on a quarterly basis under the standardws of SFAS 15, "Accounting for Debtors and Creditors for Troubled Debt Restructuring". However, should the payments revert back to $8,752 per quarter, the Company would accordingly cease reflecting the gains currently being recorded quarterly in accordance with SFAS 15.

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

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 1999 AND 1998


NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED):


     (g)  GOODWILL:

          Costs in excess of net assets acquired are considered goodwill and are being amortized over 15 years on a straight line basis. Amortization costs included in continuing operations were $14,388 for each of the years ended January 31, 1999 and 1998. Accumulated amortization as of January 31, 1999 and 1998 aggregated $52,379 and $37,991, respectively.

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