Form 10KSB
period 2000-01-31
EAC INDUSTRIES INC
filed 2000-05-15
CIK 30892

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended January 31, 2000
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

          Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, $.10 par value (Title of Class)
                          ----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuers revenues for the most recent fiscal year - $1,510,608.

     The aggregate market value of voting stock held by non-affiliates of the registrant as of April 30, 2000 was $___________

     Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No --


As of April 30, 2000, the registrant had outstanding 2,885,521 shares of Common Stock ($.10 par value).

                                     PART I

ITEM 1.           BUSINESS

The Registrant (also referred to as "EAC" or "the Company") was organized in 1958 as a New York corporation. The common stock of the Company is currently traded on the over-the-counter market and the principal market makers are Bishop Rosen & Company and Troster, Singer Corporation.

The Company currently has one operating subsidiary, Flexible Printed Products, Inc. ("Flexible"). The business and certain of the assets of Flexible were acquired on December 11, 1994. Flexible produces and prints on plastic, pre-cure in-mold heat transfer labels for the identification and decoration of rubber and silicone hoses, belts and tire patches. Flexible's sales were backlogged at approximately $55,000 at January 31, 2000 and $60,000 at January 31, 1999. Flexible believes that it can fulfill its 2000 backlog on a timely basis. Flexible faces strong competition in its business and its competition has been mainly on the basis of quality, service and price. Flexible employs 14 persons, none of whom are represented by unions.

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
                  AND RELATED STOCKHOLDER MATTERS

The Company's stock is traded on the over-the-counter market. Bishop Rosen & Company (212-602-0681) and Troster, Singer Corporation are the principal market makers. As of April 30, 2000, the Company believes there were approximately [1,650] shareholders of record. No dividends have been declared or paid during the past two fiscal years. The following table sets forth, by fiscal quarters, the closing bid prices of the Registrant's Common Stock per share for 2000 and 1999:

                             2000                                                1999
                   -----------------------------------------------     --------------

                   First Quarter            $    1/8                   First Quarter                $    1/8
                   Second Quarter                1/32                  Second Quarter                    1/16
                   Third Quarter                 1/8                   Third Quarter                     1/16
                   Fourth Quarter                1/16                  Fourth Quarter                    1/8

The volume of trading is sporadic and infrequent and the prices quoted may not be representative.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Continuing Operations

In fiscal 2000, the Company had a net loss from continuing operations of $85,198 ($.03 per share) as compared to a net loss of $426,040 ($.15 per share) in fiscal 1998. This improvement was due to a 5% increase in sales and improved gross profit margins realized by Flexible. The increased gross profit margin is a result of reductions in raw material and labor costs. In addition, during fiscal 2000, the Company was able to reduce its operating overhead by approximately $140,000 due to reductions in marketing costs and the implementation of cost savings techniques initiated by management. The Company also earned approximately $56,000 in interest and other income, an increase of $46,000 over the prior year.

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

For the fiscal 2000 year, these discontinued subsidiaries reported a loss from operations of $57,502 as compared to a loss in the prior year of $101,264. The gain realized from the sale of the assets of Goodren (in fiscal 2000) was $240,218 and from Athena (in fiscal 1999) was $87,274.

Net Loss

Consolidated net income for the year ended January 31, 2000 was $97,518 ($.03 per share) compared to a loss of $44,030 ($.15 per share) for the previous year.

Inflation

The Company expects any inflation to be moderate and to be offset by cost reduction programs and selling price increases.

Financial Resources and Liquidity

The Company had working capital of $421,729 as of January 31, 2000 as compared to $425,128 as of January 31, 1999. The Company and its subsidiaries are current on all of their accounts payable and accrued expenses.

In March 1996, the Company entered into an agreement to make quarterly payments of $7,548 against a union pension withdrawal liability/shortfall (see Note 10c of Notes to the Consolidated Financial Statements). Subsequently, on September 30, 1996, the Company and Goodren entered into a Settlement Agreement with the Trustees of the union pension plan whereby Goodren's pension fund liability was reduced from $560,000 to $360,000 payable in 80 equal quarterly payments of $8,752 including annual interest at a rate of 8%. In December 1997, the Company entered into a Hardship Settlement Agreement with the Trustees whereby it was able to reduce its quarterly payments/obligations to $3,000 because of the Company's poor financial condition. If the Company's financial condition should improve so that there would be no hardship in making future payments (i.e. payment of the withdrawal liability does not impede its ability to operate), then the Plan may terminate the Hardship Settlement and require the Company to make all payments due after the date of such improvement in accordance with the original Settlement Agreement. Should this occur, then the Company's quarterly payment would revert back to $8,752. The Company continues to make quarterly payments of $3,000 (including interest) and believes that such payments can be funded from cash generated by the continuing operations of Flexible. Based upon the Company's current operating results, management believes that there is a good likelihood that they can negotiate a permanent $3,000 per quarter payment plan. The gains realized from these reduced payments will be recognized on a quarterly basis under the standards of SFAS 15, "Accounting for Debtors and Creditors for Troubled Debt Restructuring". However, should the payments revert back to $8,752 per quarter, the Company would accordingly cease reflecting the gains currently being recorded quarterly in accordance with SFAS 15.

The Company believes that funds to be generated from operations and its cash on hand will be sufficient to fund planned operations for at least the next 12-month period. The Company (primarily Flexible) does not anticipate any major capital expenditures during the next year.

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
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE:

                  None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS ACT

The following table sets forth the names of the nominees for the election to the Board of Directors, their business experience during the past five years, their positions, if any, with EAC, their previous terms as directors and the number of Shares of Common Stock of EAC owned beneficially by each of them as of January 31, 2000. Each nominee's Common Stock ownership represents less than 1% of the aggregate amount of Common Stock outstanding, except for Peter B. Fritzsche and
P. Bartley Fritzsche whose beneficial ownership represents approximately 33% and 1% respectively of the outstanding Common Stock of the Company.

                                                                                        Common Stock
                                                                                Director   Owned Beneficially

Name                      Principal Occupation for Last 5 Years                 Since         As of 1/31/00
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

ITEM 10.          EXECUTIVE COMPENSATION

Set forth below is the compensation paid to the executive officers of the Company and its Goodren Products Corporation subsidiary (which was sold on July 1, 1999) and for all such persons as a group:

Name and                                                     All Other
Principal Position         Year        Salary      Bonus   Compensation
------------------         ----        ------      -----   ------------

Peter B. Fritzsche        FY 2000     $132,000     $ -0-     $ -0-
Chairman and CEO          FY 1999     $132,000     $ -0-     $ -0-
                          FY 1998     $132,000     $ -0-     $ -0-

Steven Mann (1)           FY 2000     $ -0-        $ -0-     $ -0-
President and Goodren     FY 1999     $165,697     $ -0-     $ -0-
Products Corp.            FY 1998     $179,372     $ -0-     $ -0-

Total                     FY 2000     $132,000     $ -0-     $ -0-
                          FY 1999     $297,657     $ -0-     $ -0-
                          FY 1998     $311,372     $ -0-     $ -0-

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL HOLDERS OF SECURITIES

To the best knowledge of EAC, as of January 31, 2000 the only beneficial owner of 5% or more of EAC's Common Stock was:

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

                                                            EAC INDUSTRIES, INC.
                                                                    (Registrant)

                                                       By: /s/Peter B. Fritzsche
                                                              Peter B. Fritzsche
                                                      President, Chief Executive
                                                 Officer and Principal Financial
                                                          and Accounting Officer

Date: May 12, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Peter B. Fritzsche                                                                                      May 12, 2000
---------------------------------
Peter B. Fritzsche, Director

/s/ P. Bartley Fritzsche                                                                                    May 12, 2000
-----------------------------------
P. Bartley Fritzsche, Director

/s/ John B. Millet, Jr                                                                                      May 12, 2000
----------------------------------
John B. Millet, Jr., Director

/s/ E. Donald McKenzie, Jr.                                                                                 May 12, 2000
-------------------------------------
E. Donald McKenzie, Jr., Director


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
EAC Industries, Inc.
Northbrook, Illinois

We have audited the accompanying consolidated balance sheets of EAC Industries, Inc. and subsidiaries as of January 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the two year period ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EAC Industries, Inc. and subsidiaries as of January 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                    /s/ Lazar Levine & Felix LLP
                                                        LAZAR LEVINE & FELIX LLP

New York, New York
May 8, 2000

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         AS OF JANUARY 31, 2000 AND 1999

                                                           - ASSETS -

                                                                                                 2000                    1999
                                                                                          ----------------        ------------
CURRENT ASSETS:

   Cash (Note 3d)                                                                             $     552,096       $     467,910
   Accounts receivable - net of allowance for doubtful accounts of $20,000
     for 2000 and 1999 (Note 3d)                                                                    159,666             180,161
   Inventories (Notes 3e and 4)                                                                      74,746              60,041
   Prepaid taxes and expenses                                                                        22,672              20,878
   Due from buyer (Note 2)                                                                          110,000                  -
   Net assets of discontinued operations (Note 2)                                                        -              206,135
                                                                                            ---------------      --------------

TOTAL CURRENT ASSETS                                                                                919,180             935,125
                                                                                             --------------      --------------

PROPERTY, PLANT AND EQUIPMENT, NET (Notes 3f, 5 and 7)                                              260,668             224,885
                                                                                             --------------      --------------

OTHER ASSETS:
   Costs in excess of net assets acquired (Note 3g)                                                 148,233             162,621
   Due from buyer (Note 2)                                                                           60,000                  -
   Other assets                                                                                       5,184               4,404
                                                                                           ----------------    ----------------
                                                                                                    213,417             167,025
                                                                                             --------------      --------------

                                                                                               $  1,393,265       $   1,327,035
                                                                                               ============       =============

                                               - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:

   Accounts payable                                                                           $     154,613      $      143,899
   Accrued expenses (Note 6)                                                                        279,402             319,353
   Long-term debt - current portion (Note 7)                                                         63,436              46,745
                                                                                            ---------------     ---------------

TOTAL CURRENT LIABILITIES                                                                           497,451             509,997
                                                                                             --------------      --------------


LONG-TERM DEBT - NET OF CURRENT PORTION (Note 7)                                                    319,175             337,917
                                                                                             --------------      --------------


COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY (Note 8):

   Common stock, $.10 par value; 20,000,000 shares authorized; 2,892,819
     shares issued                                                                                  289,282             289,282
   Capital in excess of par value                                                                10,546,048          10,546,048
   Accumulated deficit                                                                          (10,210,089)        (10,307,607)
                                                                                               ------------       -------------
                                                                                                    625,241             527,723
   Less:   Common stock in treasury, 7,298 shares at cost                                           (48,602)            (48,602)
                                                                                            ---------------     ---------------

                                                                                                    576,639             479,121
                                                                                             --------------     ---------------

                                                                                               $  1,393,265       $   1,327,035
                                                                                               ============       =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                      Year Ended January 31,
                                                                                                       2000               1999

NET SALES                                                                                           $1,510,608       $1,436,489
                                                                                                 -------------   --------------

COSTS AND EXPENSES:

    Cost of products sold                                                                              985,053        1,058,519
    Selling, general and administrative expenses                                                       661,065          803,707
                                                                                                 -------------   --------------
TOTAL COSTS AND EXPENSES                                                                             1,646,118        1,862,226
                                                                                                 -------------   --------------

(LOSS) FROM OPERATIONS                                                                                (135,510)        (425,737)
                                                                                                 -------------   --------------

OTHER INCOME (EXPENSE):

    Interest expense                                                                                    (5,510)         (10,417)
    Interest and other income                                                                           55,822           10,114
                                                                                                 -------------   --------------
                                                                                                        50,312             (303)
                                                                                                 -------------   --------------

(LOSS) BEFORE PROVISION FOR INCOME TAXES                                                               (85,198)        (426,040)

    Provision for income taxes  (Notes 3h and 9)                                                       -                     -
                                                                                                 -------------   --------------

(LOSS) FROM CONTINUING OPERATIONS                                                                      (85,198)        (426,040)
                                                                                                 -------------   --------------

DISCONTINUED OPERATIONS (Note 2):

    Loss from operations of discontinued subsidiary - net of taxes                                     (57,502)        (101,264)
    Gain on disposal of operating assets of discontinued subsidiary - net of taxes                     240,218           87,274
                                                                                                 -------------   --------------
                                                                                                       182,716          (13,990)
                                                                                                 -------------   --------------

NET INCOME (LOSS)                                                                                $      97,518     $   (440,030)
                                                                                                 =============     ============

BASIC INCOME (LOSS) PER SHARE  (Note 3i)
    Continuing operations                                                                              $(0.03)          ($0.15)
    Discontinued operations                                                                              0.06                -
                                                                                                 -------------   --------------
                                                                                                       $ 0.03           $(0.15)
                                                                                                 =============     ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                           2,885,521        2,837,427
                                                                                                 =============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                 Capital in                         Common              Total
                                      Number of         Common     Excess            Accumulated    Stock in         Shareholders'
                                      Shares         Stock        of Par             Deficit        Treasury           Equity
                                  -------------   ----------------------------------------------   -----------      -------------

Balance at January 31, 1998           2,319,285      $231,929      $10,504,380      $ (9,867,577)     $(50,600)   $       818,132

Sale of common stock                    573,534        57,353           41,668           -               1,998            101,019

Net loss for the year                   -              -                   -            (440,030)       -                (440,030)
                               ----------------------------------------------------------------- --------------   ---------------

Balance at January 31, 1999           2,892,819       289,282       10,546,048       (10,307,607)      (48,602)           479,121

Net income for the year                 -              -                   -              97,518        -                  97,518
                               --------------------------------------------------------------------------------- ----------------

BALANCE AT
  JANUARY 31, 2000                    2,892,819      $289,282      $10,546,048      $(10,210,089)     $(48,602)   $       576,639
                                      =========      ========      ===========      ============      ========    ===============























                       The accompanying notes are an integral part of these consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Year Ended January 31,
                                                                                                       2000            1999
                                                                                                   ------------  -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                                                  $  97,518        $(440,030)
  Adjustments to reconcile net income (loss) to net cash  (utilized) provided by operating activities:
    Depreciation and amortization                                                                       45,633           65,614
    Loss on sale of fixed assets                                                                       -                  9,812
    Gain on sale of assets                                                                            (238,435)         -
  Changes in assets and liabilities:
    Decrease in accounts and notes receivable                                                           26,944           47,513
    (Increase) decrease in inventories                                                                 (14,705)          25,014
    Decrease in prepaid expenses and other assets                                                        6,062            5,150
    (Decrease) increase in accounts payable, accrued expenses and accrued income taxes                 (20,513)         386,419
    Net cash from discontinued operations                                                               13,123           27,834
                                                                                                   -----------   --------------
       Net cash (utilized) provided by operating activities                                            (84,373)         127,326
                                                                                                    ----------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of assets                                                                         230,000          -
  Capital expenditures                                                                                 (71,487)         (20,823)
                                                                                                   -----------    -------------
       Net cash provided (utilized) by investing activities                                            158,513          (20,823)
                                                                                                   -----------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from sale of common stock                                                               -                101,019
  Proceeds from long-term debt                                                                          23,333               -
  Payments of long-term debt                                                                           (13,287)         (48,151)
                                                                                                   -----------     ------------
       Net cash provided by financing activities                                                        10,046           52,868
                                                                                                   -----------     ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                                   84,186          159,371

  Cash and cash equivalents, at beginning of year                                                      467,910          308,539
                                                                                                    ----------      -----------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                                                            $ 552,096       $  467,910
                                                                                                     =========       ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid                                                                                    $     5,510      $    29,189
  Income taxes paid                                                                                    -                -





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2000 AND 1999

NOTE   1   -     DESCRIPTION OF THE COMPANY:

                         EAC  Industries,  Inc.,  the Company,  was organized in
                    1958 as a New York corporation. The Company is a holding company with three wholly-owned subsidiaries, Goodren Products Corporation ("Goodren"), Flexible Printed Products, Inc. ("Flexible") and Athena Packaging, Inc. ("Athena"). See
                    Note 2 for a description of Discontinued Operations. Flexible, currently the Company's only operating subsidiary, produces and prints on plastic, pre-cure in-mold heat transfer labels for the identification and decoration of rubber and silicone hoses, belts and tire patches.

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

                         In  June  1998,  the  Company  completed  the  sale  of
                    substantially all of the assets of Goodren Label Corporation (formerly Athena Packaging Inc.) for an aggregate sales price of $277,000 including inventory valued at the lower of cost or market. The full sales price was paid at closing.

                         The   accompanying   financial   statements  have  been
                    presented to reflect the results of the discontinued subsidiaries separately. The following is a summary of the results of operations of Goodren and Athena for the years ended January 31, 2000 and 1999:

                                                                                        2000             1999
                                                                                  ---------------  -----------

                Goodren Products Corp:
                    Revenues                                                          $181,928       $2,459,550
                    (Loss) from operations                                             (36,546)        (122,857)
                    Gain on sale of assets                                             240,218               -
                    Net income                                                         203,672         (122,857)
                    Income per share                                                  $.07              $.05

                                                                                        2000             1999
                                                                                  ---------------  -----------

                Goodren Label Corp (Athena):
                    Revenues                                                              $ -          $429,550
                    Income (loss) from operations                                      (20,956)          21,593
                    Gain on sale of assets                                                  -            87,274
                    Net income (loss)                                                  (20,956)         108,867
                    Income (loss) per share                                          $(.01)             $.05


NOTE   3   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

         (b)    Basis of Consolidation:

                The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

NOTE   3   -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

         (g)    Goodwill:

                Costs in excess of net assets acquired are considered goodwill and are being amortized over 15 years on a straight line basis. Amortization costs included in continuing operations were $14,388 for each of the years ended January 31, 2000 and 1999. Accumulated amortization as of January 31, 2000 and 1999 aggregated $66,767 and $52,379, respectively.

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

         (j)    Reclassifications:

                Certain reclassifications have been made to the 1999 financial statements in order to conform to the 2000 presentation.

NOTE   3   -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

         (k)    New Accounting Pronouncements:

                SFAS 130 "Reporting Comprehensive Income" which is effective for years beginning after December 15, 1997, prescribes standards for reporting other comprehensive income and its components. The Company currently has no items of other comprehensive income.

                SFAS 131 "Disclosures About Segments of an Enterprise and Related Information" is effective for years beginning after December 15, 1997. The Company does not presently believe that it operates in more than one identifiable segment.

NOTE   4   -    INVENTORIES:

                Inventories at January 31, 2000 and 1999 consisted of the following:

                                                                                     2000               1999
                                                                                 -----------        ---------

                       Raw materials                                                $74,746            $57,691
                        Finished goods                                                   -               2,350
                                                                                   --------          ---------
                                                                                    $74,746            $60,041
                                                                                    =======            =======

NOTE   5   -    PROPERTY, PLANT AND EQUIPMENT:

                Fixed assets and accumulated depreciation at January 31, 1999 and 1998 consisted of the following:

                                                                                        2000             1999
                                                                                  ---------------  -----------

                Leasehold improvements                                              $    4,476        $  18,543
                Machinery and equipment                                                258,704          216,496
                Label artwork                                                          188,148          150,000
                Transportation equipment                                                    -            22,275
                Furniture and fixtures                                                   5,926           48,922
                                                                                   -----------       ----------
                                                                                       457,254          456,236
                Less: accumulated depreciation and amortization                        196,586          231,351
                                                                                     ---------        ---------
                                                                                      $260,668         $224,885
                                                                                   ===========        =========

                For the years  ended  January  31,  2000 and 1999,  depreciation
                expense  from  continuing   operations  aggregated  $31,245  and
                $51,226, respectively.

NOTE   6   -    ACCRUED EXPENSES:

                At January 31, 2000 and 1999 accrued expenses consisted of the following:

                                                                                        2000             1999
                                                                                   ------------       --------

                Salaries and wages                                                   $  12,409       $    9,239
                Employee benefits                                                      126,830          162,048
                Other                                                                  140,163          148,066
                                                                                     ---------        ---------
                                                                                      $279,402         $319,353
                                                                                   ===========        =========

NOTE   7   -    LONG-TERM DEBT:

                At January 31, 2000 and 1999 long-term liabilities included the following:

                                                                                       2000                1999
                                                                                   ------------        ---------
                Equipment notes payable in monthly installments of
                $2,803, inclusive of interest                                         $  61,319       $  35,283

                Union pension withdrawal liability/shortfall, presently
                payable in quarterly installments of $3,000 (including
                interest at 8% per annum (see Note 10c)                                 321,292         349,379
                                                                                      ---------       ---------
                                                                                        382,611         384,662
                Less: current portion                                                    63,436          46,745
                                                                                     ----------      ----------
                                                                                       $319,175        $337,917
                                                                                   ===========        =========

                Aggregate maturities of long-term liabilities for the next five years and in the aggregate are $63,436, $65,052, $48,507, $35,008, $35,008 and $135,600 thereafter.

NOTE   8   -    SHAREHOLDERS' EQUITY:

                In November 1997, the Company filed a registration statement with the Securities and Exchange Commission registering 283,551 shares of its common stock to be issued upon exercise of the rights to subscribe for such shares, "the Rights Offering". Shareholders holding 100 shares of common stock or more at the close of business on November 10, 1997 (the record date) received one non-transferable Right for each share of common stock held. Each Right entitled the holder to purchase one share of Company common stock at an exercise price of $.22 per share. This offering closed in February 1998 and the Company realized net proceeds of $101,019. Simultaneously with the closing, the Company effected (i) a 100 to 1 reverse split of its common stock through a reclassification of its common stock and (ii) an immediate subsequent reclassification with a forward stock split pursuant to which each holder of the reclassified common stock would receive 99 additional shares of reclassified common stock. The effect of this was to eliminate all holders of less than 100 shares (pre-reverse split) of common stock, such stockholders receiving cash of $.28125 per share in lieu of their fractional interests.

NOTE   9   -    INCOME TAXES:

                 The components of the net deferred income tax asset, pursuant to SFAS 109, as of January 31, 2000 and 1999 are as follows:

                                                                              2000             1999
                                                                         -------------    ----------

                 Deferred tax assets:
                   Accounts receivable                                  $       6,500    $       6,500
                   Inventory                                                    4,000            3,200

                   Operating loss carryforward                              3,060,000        3,115,000
                                                                          -----------      -----------

                 Total deferred tax asset                                   3,070,500        3,124,700

                   Valuation allowance                                      3,070,500        3,124,700
                                                                          -----------      -----------
                 Net Deferred Income Tax Asset                       $      -              $        -
                                                                     ================      ===========

NOTE   9   -    INCOME TAXES (Continued):

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

NOTE 10   -      COMMITMENTS AND CONTINGENCIES:

        (a)     Operating Leases:

                The Company and its subsidiaries lease certain administrative and manufacturing facilities and equipment under operating leases expiring at various times through 2002. Other locations are rented on a month to month basis. Rental and lease expense aggregated approximately $50,093 and $109,000 for the years ended January 31, 2000 and 1999, respectively.

                Future minimum rental commitments for existing operating leases and in the aggregate are as follows:

                Fiscal year ending January 31,     2001 -     $49,400
                                                   2002 -       3,639
                                                            ---------
                                                              $53,039

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

                Flexible entered into an employment contract with its President for a three year period ending December 15, 1997, subject to renewals for successive one year terms. The base compensation under this contract was $75,000 with adjustments made annually based on changes in the consumer price index. The contract also provided for additional compensation based on annual sales revenue and/or gross profit performance of Flexible. The contract also covered non-compete provisions, availability of medical benefits and the use of an automobile. During the year ended January 31, 1999, this employee was terminated thus canceling the contract.

NOTE 10   -      COMMITMENTS AND CONTINGENCIES:

        (c)     Other:

                In 1995, Goodren withdrew from participating in the District 65 Union Pension Plan (the "Plan"). The withdrawal resulted in the assessment of a withdrawal liability owed to the Plan by Goodren. During the year ended January 31, 1995, the Company accrued a reserve for an estimated liability of $560,000 which counsel to the Company believed would be payable over a period of approximately 22 years beginning approximately one year from the withdrawal date. In March of 1996, the Company signed an agreement with the Plan whereby they would make quarterly payments of $7,548. At September 30, 1996, the Company and Goodren entered into a Settlement Agreement with the Trustees of the union pension plan whereby Goodren's pension fund liability was reduced to $360,000 payable in 80 equal quarterly payments of $8,752 including annual interest at a rate of 8%. In December 1997, the Company entered into a Hardship Settlement Agreement with the Trustees whereby it was able to reduce its quarterly payments/obligations to $3,000 because of the Company's poor financial condition. If the Company's financial condition should improve so that there would be no hardship in making future payments (i.e. payment of the withdrawal liability does not impede its ability to operate), then the Plan may terminate the Hardship Settlement and require the Company to make all payments due after the date of such improvement in accordance with the original Settlement Agreement. Should this occur, then the Company's quarterly payment would revert back to $8,752.