Form 10QSB
period 2000-04-30
EAC INDUSTRIES INC
filed 2000-06-27
CIK 30892

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2000
                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                                  ------------

   Commission File Number: 1-4338
                           ------


                              EAC INDUSTRIES, INC.
  ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 New York                                                         21-0702336
--------------------------------------------                  ------------------------------
(State or other jurisdiction of                               (I.R.S. Employer Identification No.)
incorporation or organization)

                    2111 CLARIDGE LANE, NORTHBROOK, IL 60062
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                                                 Outstanding at April 30, 2000
--------------------------------------------------------------         ----------------------------------------
Common Stock, par value $.10 per share                                         2,885,521 shares

                                    - INDEX -

                                                                                                                    Page(s)

PART I.        Financial Information:

ITEM 1.        Financial Statements
               Consolidated Condensed Balance Sheets - April 30, 2000 (Unaudited)
               and January 31, 2000                                                                                   3.

               Consolidated Condensed Statements of Operations (Unaudited) -
               Three Months Ended April 30, 2000 and 1999                                                             4.

               Consolidated Condensed Statements of Cash Flows (Unaudited) -
               Three Months Ended April 30, 2000 and 1999                                                             5.

               Notes to Interim Consolidated Condensed Financial Statements (Unaudited)                               6.


ITEM 2.        Management's Discussion and Analysis or Plan of Operation                                              8.


PART II.       Other Information                                                                                     10.


SIGNATURES                                                                                                           11.

EXHIBITS:

               Exhibit 27 - Financial Data Schedule

PART I.  FINANCIAL INFORMATION:

ITEM I.  FINANCIAL STATEMENTS:

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                                 April 30,          January 31,
                                                                                                   2000                2000
                                                                                                  ------              ------
                                                                                                (unaudited)

CURRENT ASSETS:

    Cash                                                                                       $     487,789       $    552,096
    Notes and accounts receivable - net of allowance for doubtful accounts
      of $20,000 at April 30, and January 31, 2000, respectively                                     163,063            159,666
    Inventories                                                                                       95,449             74,746
    Prepaid expenses                                                                                  11,524             22,672
    Due from buyer (Note 2)                                                                          106,423            110,000
                                                                                              --------------      -------------

TOTAL CURRENT ASSETS                                                                                 864,248            919,180
                                                                                              --------------      -------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                                   250,450            260,668
                                                                                              --------------      -------------

OTHER ASSETS:

    Due from buyer (Note 2)                                                                           60,000             60,000
    Costs in excess of net assets acquired - net                                                     144,636            148,233
    Other assets                                                                                       5,184              5,184
                                                                                              --------------      -------------
                                                                                                     209,820            213,417
                                                                                              --------------      -------------

                                                                                                $  1,324,518        $ 1,393,265
                                                                                                ============        ===========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:

    Accounts payable                                                                           $     164,924       $    154,613
    Accrued expenses                                                                                 267,418            279,402
    Long-term liabilities - current portion                                                           12,000             63,436
                                                                                               --------------      -------------

TOTAL CURRENT LIABILITIES                                                                            444,342            497,451
                                                                                              --------------      -------------

LONG-TERM LIABILITIES - NET OF CURRENT PORTION                                                       332,685            319,175
                                                                                              --------------      -------------

COMMITMENTS AND CONTINGENCIES  (Note 4)

SHAREHOLDERS' EQUITY:

    Common stock, $.10 par value; 20,000,000 shares authorized, 2,892,819
      shares issued at April 30, and January 31, 2000                                                289,282            289,282
    Capital in excess of par value                                                                10,546,048         10,546,048
    Accumulated deficit                                                                          (10,239,237)       (10,210,089)
                                                                                              --------------      -------------
                                                                                                     596,093            625,241
    Less: Common stock in treasury, 7,298 shares at cost at
          April 30, and January 31, 2000                                                             (48,602)           (48,602)
                                                                                              --------------      -------------
                                                                                                     547,491            576,639
                                                                                              --------------      -------------

                                                                                                $  1,324,518        $ 1,393,265
                                                                                                ============        ===========


  The accompanying notes are an integral part of these consolidated statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                                      For The Three Months
                                                                                                        Ended April 30,
                                                                                                  -------------------------
                                                                                                     2000               1999
                                                                                                     --------         --------

NET SALES                                                                                            $376,013         $346,533
                                                                                                     --------         --------

COSTS AND EXPENSES:

    Cost of products sold                                                                             242,755          238,404
    Selling, general and administrative expenses                                                      180,538          143,975
                                                                                                    ---------        ---------
TOTAL COSTS AND EXPENSES                                                                              423,293          382,379
                                                                                                    ---------        ---------

(LOSS) FROM OPERATIONS                                                                                (47,280)         (35,846)
                                                                                                    ---------        ---------

OTHER INCOME (EXPENSES):

    Interest expense                                                                                   (1,558)          (1,478)
    Interest and other income                                                                          19,690            9,017
                                                                                                    ---------        ---------
                                                                                                       18,132            7,539
                                                                                                    ---------        ---------

(LOSS) BEFORE PROVISION FOR INCOME TAXES                                                              (29,148)         (28,307)

    Provision for income taxes                                                                         -               -
                                                                                                    ---------        ---------

(LOSS) FROM CONTINUING OPERATIONS                                                                     (29,148)         (28,307)
                                                                                                    ---------        ---------

DISCONTINUED OPERATIONS (Note 2):

    (Loss) from operations of discontinued subsidiaries - net of taxes                               -                 (34,736)
                                                                                                    ---------        ---------
    Gain on disposal of operating assets of discontinued subsidiary - net of taxes                   -                 240,218
                                                                                                    ---------        ---------
                                                                                                     -                 205,482
                                                                                                    ---------        ---------

NET INCOME (LOSS)                                                                                    $(29,148)        $177,175
                                                                                                    =========        =========

BASIC INCOME (LOSS) PER SHARE (Note 3):

    Continuing operations                                                                            $(.01)           $(.01)
    Discontinued operations                                                                              -              .07
                                                                                                    ---------        ---------
                                                                                                     $(.01)           $ .06
                                                                                                    =========        =========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                          2,885,521        2,885,521
                                                                                                    =========        =========

  The accompanying notes are an integral part of theseconsolidated statements.

                      EAC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         For The Three Months
                                                                                                              Ended April 30,
                                                                                                    -------------------------
                                                                                                       2000              1999
                                                                                                    ---------        ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                                                                $  (29,148)     $ 177,175
    Adjustments to reconcile net income (loss) to cash used by operating activities:
       Depreciation and amortization                                                                     13,816         15,137
       Gain on sale of assets                                                                          -              (238,435)
    Change in assets and liabilities:
       Decrease (increase) in accounts and notes receivable                                               2,523        (56,356)
       (Increase) decrease in inventories                                                               (20,703)       164,984
       (Increase) in prepaid expenses and other assets                                                   (5,693)        (5,684)
       (Decrease) in accounts payable, accrued expenses
          and accrued income taxes                                                                      (12,580)      (117,135)
                                                                                                    -----------     ----------
         Net cash (used) by operating activities                                                       ( 51,785)       (60,314)
                                                                                                    -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from sale of assets                                                                          3,577        200,000
    Capital expenditures                                                                              -                 (6,926)
                                                                                                    -----------     ----------
         Net cash provided by investing activities                                                        3,577        193,074
                                                                                                    -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payments of long-term debt                                                                          (16,099)        (3,909)
                                                                                                    -----------     ----------
         Net cash (used) by financing activities                                                        (16,099)        (3,909)
                                                                                                    -----------     ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                    (64,307)       128,851

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                                         552,096        467,910
                                                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                          $  487,789    $   596,761
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

                In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of EAC Industries, Inc. (the "Company") and its subsidiaries, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of April 30, 2000 and the results of its operations and cash flows for the three month periods ended April 30, 2000 and 1999.

                The accounting policies followed by the Company are set forth in
                Note 3 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended January 31, 2000, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.

                The results of operations for the three-month period ended April 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

              The financial information presented herein includes: (i) Consolidated condensed balance sheets as of April 30, 2000 and January 31, 2000; (ii) Consolidated condensed statements of operations for the three month periods ended April 30, 2000 and 1999 and (iii) Consolidated condensed statements of cash flows for the three month periods ended April 30, 2000 and 1999.

              Results of Continuing Operations:

              Sales for the three-month period ended April 30, 2000 were $376,000 as compared to $347,000 for the comparable period of the prior year, reflecting an increase of $29,000. Cost of sales as a percentage of sales was 64.6% for the three-month period ended April 30, 2000 as compared to 68.8% for the three-month period ended April 30, 1999.

              Selling, general and administrative expenses increased by $37,000 (from $144,000 to $181,000) when comparing the three-month periods ended April 30, 2000 and 1999.

              For the three months ended April 30, 2000 and 1999 the Company reflected a net loss from continuing operations of $29,148 and $28,307, respectively.

              Discontinued Operations:

               On March 1, 1999, the Company completed the sale of the operating assets of Goodren Products Corporation ("Goodren") for a price of $400,000 plus the assumption of all trade payable liabilities. See
              Note 2 of Notes to the Consolidated Financial Statements for a further description of these transactions.

              For the quarter ended April 30, 1999, Goodren reported a loss from operations of $34,736. The gain realized from the sale of the assets of Goodren during that period aggregated $240,218.

              Liquidity and Capital Resources:

              At April 30, 2000, the Company's working capital was $420,000 compared to working capital of $422,000 at its year ended January 31, 2000. Cash amounted to $488,000 at April 30, 2000 compared to $552,000 at January 31, 2000.

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

                                                     EAC INDUSTRIES, INC.

                                                     Registrant

                                           /s/ Peter B. Fritzsche
Date: June 14, 2000                            Peter B. Fritzsche
                                           Chief Executive Officer and Principal
                                           Accounting Officer